Form 10-Q
period 2010-09-30
Swingplane Ventures, Inc.
filed 2010-11-15
CIK 1497046

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-168912

SWINGPLANE VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	27-2919616
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

220 Summit Blvd. #402, Broomfield, Colorado 80021
(Address of principal executive offices)

303-803-0063
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 10,000,000 shares of the Registrant’s $0.001 par value common stock outstanding as of November 10, 2010.

Swingplane Ventures, Inc.
(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

Item 1.	Financial Statements

Swingplane Ventures, Inc.
(A Development Stage Corporation)

Financial Statements

As of September 30, 2010 (unaudited)
and the Period June 24, 2010 (Date of Inception)
through September 30, 2010 (unaudited)

Contents

Financial Statements:

Swingplane Ventures, Inc.
 (A Development Stage Corporation)

Balance Sheets

	September 30, 2010 (unaudited)	June 30, 2010
Assets
Current Assets
Cash	$3,327	10,000

Total Current Assets	3,327	10,000

Total Assets	$3,327	$10,000

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,786	$—
Total Current Liabilities	1,786	—

Stockholders' Deficit
Common stock $0.001 par value; 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Capital in excess of par value	—	—
Accumulated deficit during development stage	(8,459	—

Total Stockholders' Deficit	1,541	10,000

Total Liabilities & Stockholders' Equity (Deficit)	$3,327	$10,000

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)

Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2010	For the Period from June 24, 2010 (Date of Inception) through September 30, 2010

Revenue:
Sales	$—	$—
	—	—

Expenses:
Selling, general and administrative	8,459	—
	8,459

Net loss	$(8,459)	—

Net loss per common share, basic and diluted	$0.00	$0.00

Weighted average number of common shares, basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
 (A Development Stage Corporation)

Statement of Stockholders’ Deficit
For the Period from June 24, 2010 (Date of Inception) through September 30, 2010

	Common Stock		Capital in Excess of	Accumulated	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Deficit

Balance, June 24, 2010 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock for cash (June 24, 2010)	10,000,000	10,000	—	—	10,000
Net loss for the period June 24, 2010 (Date of Inception) through June 30, 2010	—	—	—	—	—
Balance, June 30, 2010	10,000,000	$10,000	$0	$0	$10,000
Net loss for the three months ended September 30, 2010 (unaudited)	—	—	—	(8,459)	(8,549)
Balance, September 30, 2010 (unaudited)	10,000,000	$10,000	$0	$(8,459)	$1,541

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
 (A Development Stage Corporation)

Statement of Cash Flows

	For the Three Months Ended September 30, 2010 (unaudited)	For the Period from June 24, 2010 (Date of Inception) through September 30, 2010

Operating activities
Net loss	$(8,459)	$0
Adjustments to reconcile net loss to net cash used
by operating activities:
Net cash used by operating activities	(8,459)	0

Investing activities
Net cash used by investing activities	0	0

Financing activities
Proceeds from issuance of common stock	0	10,000
Net cash provided by financing activities	0	10,000

Net increase (decrease) in cash and cash equivalents	(8,459)	10,000

Cash and cash equivalents, beginning of period	10,000	0

Cash and cash equivalents, end of period	$1,541	$10,000

Supplemental information:
Cash paid during the year for interest	$0	$0
Cash paid during the year for taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
 (A Development Stage Corporation)

Notes to Financial Statements
For the Period from June 24, 2010 (Date of Inception) through September 30, 2010

1. Background Information.

Swingplane Ventures, Inc. (the “Company”), a Nevada corporation, is a development stage men’s and women's golf fashion manufacturer located in Broomfield, Colorado.  The Company's initial clothing line consists of tailored-fit golf shirts, pants and skirts that younger golfers are demanding from the standpoint of comfort, style and fabric.  The Company plans to stay on the cutting edge of the constantly changing golf apparel market and our goal is to create a quality reputation within the youthful golfing community and golf garment marketplace.

The first designs will take into consideration of the fit, style and fabrics that younger golfers are demanding, including tailored-fit shirts with shorter sleeves and fabrics that are wet and wind resistant, such as microfibers used today in tennis and active wear tops.  Our initial design is a tailored-fit men's golf shirt with shorter sleeves and unique (and colorful) design patterns.  This current design will be marketed under the "Swingplane Ventures" brand.  Because of its fit, fibers, and design, this garment will attract the 12 - 35 year old male golfer market as an alternative to much higher priced brands with similar styling.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2010, (b) the financial position at September 30, 2010 and (c) cash flows for the three month period ended September 30, 2010, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form S-1/A for the fiscal year ended June 30, 2010.  The results of operations for the three month period ended September 30, 2010 are not necessarily indicative of those to be expected for the entire year.

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended September 30, 2010, the Company has had no operations.  As of September 30, 2010, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies.

The significant accounting policies followed are:

FASB Codification - In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in our Form S-1/A now refer to the Codification topic section rather than a specific accounting rule as was past practice.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Research and development expenses - Expenditures for research, development, and engineering of products are expensed as incurred.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue and cost recognition – The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising Costs - The Company’s policy regarding advertising is to expense advertising when incurred.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti*dilutive and thus are excluded from the calculation. At September 30, 2010, the Company did not have any potentially dilutive common shares.

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 -
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On June 24, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables.  This new guidance impacts the determination of when the individual deliverables, included in a multiple-element arrangement may be treated as separate units of accounting.  Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted.  The adoption of this guidance will not have a material effect on the financial statements.

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements.  The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company is evaluating the impact of this guidance on its financial statements and does not expect this new guidance to have a material effect on the financial statements.

In February 2010, the FASB issued updated guidance to address certain implementation issues related to an entity’s requirements to perform and disclose subsequent events.  This update requires SEC filers to evaluate subsequent events through the date the financial statements were issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance, and did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Income Taxes.

There is no current or deferred income tax expense or benefit for the three months ended September 30, 2010.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Three Months Ended September 30, 2010	June 24, 2010 (Date of Inception) through June 30, 2010
Tax benefit at U.S. statutory rate	$2,876	$—
State income tax benefit, net of federal benefit	—	—
Valuation allowance	(2,876)
	$—	$—

The Company did not have any temporary differences for the three month period ended September 30, 2010.

5. Stock Subscription and Related Party Transactions

On June 24, 2010, the Company sold 10,000,000 shares of its $0.001 common stock to an officer of the Company for a $10,000 stock subscription receivable.

The officers and directors of the Company are involved in other business activities and may, in the future, become   involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Information

Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “may,”“will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included elsewhere herein.

The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form S-1/A filed with the Commission on November 2, 2010.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Commission could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Overview

Swingplane Ventures Inc. is a development stage men's and women's golf fashion manufacturer located in Broomfield, Colorado.  The Company intends for its initial clothing line to consist of tailored-fit golf shirts, pants, and skirts.  The use of lightweight and breathable fibers that the Company intends to use could position the Company among larger companies in a competitive market.  We plan to stay on the cutting edge of the constantly changing golf apparel market and create a reputation with the consumer of providing unique and desirable designs at affordable prices.  This market dictates that new styles and designs be introduced on a regular basis.

Our initial design is planned to be a tailored-fit men's golf shirt with shorter sleeves and unique design patterns.  Mr. Diehl currently has some designs in mind and has the ability to bring in Ms. Stephanie Dillon to finalize the initial shirt design, fit, and fabric.  Ms. Dillon worked for XP Apparel for 10 years and has experience in design, fabrics, fits, and manufacturing.  Currently the Company has no agreements or contracts in place with Ms. Dillon, but upon successful completion of our proposed offering it is expected to contract with Ms. Dillon for the initial design. We intend to market this current design under the "Swingplane" brand.  Because of its fit, fibers, and design, our target market for this garment is the 15 - 35 year old male golfer as an alternative to other brands.

The Company currently has not developed or sold any products but is in the development stage for its products. Without sufficient additional financing, the Company will not be able to complete the development or introduce its apparel to the market and may have to discontinue operations.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities.

As of September 30, 2010, the Company had $3,327 in cash and total assets compared to $10,000 in cash and total assets of $10,000 as of June 30, 2010.

During the three months ended September 30, 2010, net cash used in operating activities was $8,459.

On June 24, 2010 the Company issued 10,000,000 shares to an Officer and Director for total proceeds of $10,000.

Without sufficient additional financing, the Company will not be able to complete the development and introduce its apparel to the market and may have to discontinue operations.

Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than earlier investor’s prices. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our securities. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. The Company needs an immediate cash infusion that if not received could mean that current operations may cease.

Requirement for Additional Capital

We currently do not have sufficient funds to meet our planned product development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company.The following milestones are estimates only.  The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs.  Our 12 month budget is based on minimum operations which will be completely funded by the $35,000 we plan to raise through our proposed offering on our Form S-1/A.  If we begin to generate profits we will increase our marketing and sales activity accordingly.  We estimate sales to begin in the third quarter following the closing of the offering.  Because our business is driven by actual sales of garments, our revenue requirements will be reviewed and adjusted based on those actual sales.  The costs associated with operating as a public company are included in our budget.  Management will be responsible for the preparation of the required documents to keep the costs to a minimum.

The Company planned the goals and milestones based on raising $35,000 through the offering. We have taken careful consideration to budget the $35,000 to sustain operations for a twelve-month period following the closing of the offering.  In the event that we do not realize the full proceeds from this offering and are required to promptly return investor subscription proceeds, we will be forced to scale back our efforts to accommodate for a reduced amount of capital from other potential, yet unknown, sources.  In this event, the Company plans to have a strategic planning session to budget for this shortfall.

We plan to complete our milestones as follows:

0- 3 MONTHS

Management will concentrate on the completion of the Registration Statement and finish the garment designs currently proposed.  We estimate this will cost approximately $3,000.  The Company will also start working on creating the patterns and prototypes.  Swingplane Ventures estimates this will cost approximately $2,000.  Swingplane Ventures also plans to explore online marketing options and interview photographers and models.  The Company does not anticipate any fees associated with these duties.

4-6 MONTHS

Swingplane Ventures has secured the web domain www.swingplaneventures.com and plans on developing our Online Marketing Website at an initial cost of approximately $3,000.  During this timeframe, the Company plans to hire a photographer, determine a photo shoot layout, hire a model and prepare garments for a photo shoot.  The Company estimates this will cost approximately $2,000.  The Company will continue design work on the clothing line.  We have budgeted $2,000 to address this item.  The Company plans to start negotiations for an online merchant account during this timeframe.

7-9 MONTHS

Purchase garments for sale and promotional distribution efforts we have budgeted at a cost of approximately $5,000.  We plan to finish the website “look and feel” design with full e-commerce and add the content of the photo shoot.  The website will integrate a “shopping cart” for online sales and we will determine online marketing venues such as Google, E-Bay and other vertical market venues.  The Company estimates it will cost a maximum of approximately $3,000 for this project.

10-12 MONTHS

Analyze online marketing efforts and make necessary changes for increasing sales.  The Company plans to continue to develop and expand the “Swingplane" clothing line, including accessories such as hats and belts.  The Company has allocated $1,000 to address the plans listed.  At this timeframe or sooner, the Company plans to prepare a detailed two-year marketing plan incorporating a commissioned sales force.

The Company has filed a Form S-1/A in order to raise the funds necessary to accomplish these goals. If we are unable to obtain this financing our business plan will be significantly delayed.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2010.

Item 6. Exhibits

Exhibits: The following exhibits are filed with this report:

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32.1	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swingplane Ventures, Inc.
Date: November 12, 2010	By:	/s/ Matthew Diehl
Matthew Diehl, Chief Executive Officer and Principal Accounting Officer