Form 10-Q
period 2011-06-30
Swingplane Ventures, Inc.
filed 2011-08-11
CIK 1497046

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 10,000,000 shares of the Registrant’s $0.001 par value common stock outstanding as of June 30, 2011.

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

Item 1.  Financial Statements

Swingplane Ventures, Inc.
(A Development Stage Corporation)

Financial Statements
As of June 30, 2011 (unaudited)
and the Period June 24, 2010 (Date of Inception)
through June 30, 2011 (unaudited)

Contents
Financial Statements:

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets
Cash	$200	398

Total Current Assets	200	398

Total Assets	$200	$398

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$2,200	$1,425
Total Current Liabilities	2,200	1,425

Stockholders' Deficit
Common stock $0.001 par value; 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Capital in excess of par value	—	—
Accumulated deficit during development stage	(12,000)	(11,027)

Total Stockholders' Deficit	(2,000)	(1,027)

Total Liabilities & Stockholders' Equity (Deficit)	$200	$398

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)

Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2011	For the Period from June 24, 2010 (Date of Inception) through June 30, 2010	For the Six Months Ended June 30, 2011	For the Period from June 24, 2010 (Date of Inception) through June 30, 2011

Revenue:
Sales	$—	$—	$—	$—

	—	—	—	—

Expenses:
Selling, general and administrative	748	—	12,000	12,000

Loss from operations	(748)	—	(12,000)	(12,000)

Net income (loss)	$(748)	$—	$(12,000)	$(12,000)

Net loss per common share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares, basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)

Statement of Stockholders’ Deficit
For the Period from June 24, 2010 (Date of Inception) through June 30, 2011

	Common Stock		Capital in Excess of	Accumulated	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Deficit

Balance, June 24, 2010 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock for cash (June 24, 2010)	10,000,000	10,000	—	—	10,000
Net loss for the period June 24, 2010 (Date of Inception) through June 30, 2010	—	—	—	—	—
Balance, June 30, 2010	10,000,000	$10,000	$0	$0	$10,000
Net loss	—	—	—	(12,000)	(12,000)
Balance, June 30, 2011	10,000,000	$10,000	$0	$(12,000)	$(2,000)

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)

Statement of Cash Flows

	For the Six Months Ended June 30, 2011 (unaudited)	For the Period from June 24, 2010 through June 30, 2010 (unaudited)	For the Period from June 24, 2010 (Date of Inception) through June 30, 2011

Operating activities
Net loss	$(12,000)	$—	$(12,000)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable	2,200	—	2,200
Net cash used by operating activities	(9,800)	—	(9,800)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from issuance of common stock	10,000	—	10,000
Net cash provided by financing activities	10,000	—	10,000

Net increase (decrease) in cash and cash equivalents	200	—)	200

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$200	$—	$200

Supplemental information:
Cash paid during the year for interest	$0	$0	$0
Cash paid during the year for taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)

Notes to Financial Statements
For the Period from June 24, 2010 (Date of Inception) through June 30, 2011

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2011, (b) the financial position at June 30, 2011 and (c) cash flows for the six month period ended June 30, 2011, have been made.
The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form S-1/A for the fiscal year ended December 31, 2010. The results of operations for the three and six month period ended June 30, 2011 are not necessarily indicative of those to be expected for the entire year.

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended June 30, 2011, the Company has had no operations. As of June 30, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti*dilutive and thus are excluded from the calculation. At June 30, 2011, the Company did not have any potentially dilutive common shares.

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

4. Income Taxes.

There is no current or deferred income tax expense or benefit for the three months ended June 30, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Six Months Ended June 30, 2011	June 24, 2010 (Date of Inception) through June 30, 2010
Tax benefit at U.S. statutory rate	$4,080	$—
State income tax benefit, net of federal benefit	—	—
Valuation allowance	(4,080)
	$—	$—
The Company did not have any temporary differences for the three month period ended June 30, 2011.

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

The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form S-1/A filed with the Commission on June 8, 2011.
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

Our initial design is planned to be a tailored-fit men's golf shirt with shorter sleeves and unique design patterns. Mr. Diehl currently has some designs in mind and has the ability to finalize the initial shirt design, fit, and fabric. Currently the Company has no agreements or contracts in place with any designers or manufacturers, but upon successful completion of our proposed offering it is expected to seek out manufacturers and prototypes. We intend to market this current design under the "Swingplane" brand. Because of its fit, fibers, and design, our target market for this garment is the 15 - 35 year old male golfer as an alternative to other brands.

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

As of September 30, 2010, the Company had $200 in cash and total assets compared to $10,000 in cash and total assets of $10,000 as of June 30, 2010.

During the three months ended June 30, 2011, net cash used in operating activities was $9,800.

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

Requirement for Additional Capital

We currently do not have sufficient funds to meet our planned product development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $35,000 we plan to raise through our proposed offering on our Form S-1/A. If we begin to generate profits we will increase our marketing and sales activity accordingly. We estimate sales to begin in the third quarter following the closing of the offering. Because our business is driven by actual sales of garments, our revenue requirements will be reviewed and adjusted based on those actual sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 2011.

Item 6. Exhibits

Exhibits: The following exhibits are filed with this report:

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32.1	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

________
* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swingplane Ventures, Inc.
Date: August 10, 2011	By:	/s/ Matthew Diehl
Matthew Diehl, Chief Executive Officer and Principal Accounting Officer