Form 10-Q/A
period 2011-09-30
Swingplane Ventures, Inc.
filed 2011-11-15
CIK 1497046

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

There were 45,000,000 shares of the Registrant’s $0.001 par value common stock outstanding as of September 30, 2011.

Explanatory Note

The purpose of the amended Form 10-Q for issuer Swingplane Ventures, Inc. is to correct the status of the Company under Rule 12b-2 from non-shell status to a shell status. There are no other amendments to this document at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2011.

Item 6. Exhibits

Exhibits: The following exhibits are filed with this report:

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended. *

32.1	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS **	XBRL Instance Document *

101.SCH **	XBRL Taxonomy Extension Schema Document *

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document *

*   Previously filed with Form 10-Q on November 3, 2011.

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

Swingplane Ventures, Inc.

Date: November 14 , 2011	By:	/s/ Matthew Diehl
Matthew Diehl, Chief Executive Officer and Principal Accounting Officer