Form 10-Q/A
period 2011-09-30
Swingplane Ventures, Inc.
filed 2012-02-03
CIK 1497046

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Amendment No. 2)

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

There were 13,500,000 shares of the Registrant’s $0.001 par value common stock outstanding as of September 30, 2011.

Explanatory Note

The purpose of the amended Form 10-Q for issuer Swingplane Ventures, Inc. is to correct the shares issued under the offering. There are no other amendments to this document at this time.

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
Contents
Financial Statements:

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Balance Sheets

	September 30, 2011	June 30, 2011
	(unaudited)
Assets
Current Assets
Cash	$23,545	200

Total Current Assets	23,545	200

Total Assets	$23,545	$200

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$4,400	$2,200
Total Current Liabilities	4,400	2,200

Stockholders' Equity:
Common stock $0.001 par value; 75,000,000 shares authorized;
13,500,000 shares issued and outstanding	13,500	10,000
Capital in excess of par value	31,500	—
Accumulated deficit during development stage	(25,855)	(12,000)

Total Stockholders' Deficit	19,145	(2,000)

Total Liabilities & Stockholders' Equity	$23,545	$200

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Period from June 24, 2010 (Date of Inception) through September 30, 2011

Revenue:
Sales	$—	$—	$—

	—	—	—

Expenses:
Selling, general and administrative	13,855	8,459	25,855

Loss from operations	(13,855)	(8,459)	(25,855)

Net income (loss)	$(13,855)	$(8,459)	$(25,855)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares, basic and diluted	10,181,425	10,000,000	10,181,425

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Statement of Stockholders’ Deficit
For the Period from June 24, 2010 (Date of Inception) through September 30, 2011

	Common Stock		Capital in Excess of	Accumulated	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Deficit

Balance, June 24, 2010 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock for cash (June 24, 2010)	10,000,000	10,000	—	—	10,000
Net loss for the period June 24, 2010 (Date of Inception) through June 30, 2010	—	—	—	—	—
Balance, June 30, 2010	10,000,000	$10,000	$0	$0	$10,000
Net loss	—	—	—	(12,000)	(12,000)
Balance, June 30, 2011	10,000,000	$10,000	$0	$(12,000)	$(2,000)
Issuance of common stock for cash (September 6, 2011) (unaudited)	3,500,000	31,500	—	—	35,000
Net loss (unaudited)	—	—	—	(13,855)	(13,855)
Balance, September 30, 2011 (unaudited)	13,5 00,000	$13,500	$31,500	$(25,855)	$19,145

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

On September 6, 2011, the Company raised $35,000 through the issuance of 3,500,000 shares of common stock to unrelated parties.

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

Swingplane Ventures, Inc.

Date: February 2, 2012	By:	/s/ Matthew Diehl
Matthew Diehl, Chief Executive Officer and Principal Accounting Officer