Form 10-Q/A
period 2011-09-30
Swingplane Ventures, Inc.
filed 2012-02-23
CIK 1497046

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Amendment No. 3 )

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

Explanatory Note

The purpose of the amended Form 10-Q for issuer Swingplane Ventures, Inc. is to correct the box checked regarding the shell status. There are no other amendments to this document at this time.

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

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Statement of Stockholders’ Deficit
For the Period from June 24, 2010 (Date of Inception) through September 30, 2011

	Common Stock		Capital in Excess of	Accumulated	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Deficit

Balance, June 24, 2010 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock for cash (June 24, 2010)	10,000,000	10,000	—	—	10,000
Net loss for the period June 24, 2010 (Date of Inception) through June 30, 2010	—	—	—	—	—
Balance, June 30, 2010	10,000,000	$10,000	$0	$0	$10,000
Net loss	—	—	—	(12,000)	(12,000)
Balance, June 30, 2011	10,000,000	$10,000	$0	$(12,000)	$(2,000)
Issuance of common stock for cash (September 6, 2011) (unaudited)	3,500,000	31,500	—	—	35,000
Net loss (unaudited)	—	—	—	(13,855)	(13,855)
Balance, September 30, 2011 (unaudited)	13,500,000	$13,500	$31,500	$(25,855)	$19,145

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2011.

Item 6. Exhibits

Exhibits: The following exhibits are filed with this report:

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32.1	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document ***

101.SCH **	XBRL Taxonomy Extension Schema Document ***

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document ***

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*** Incorporated by reference to Form 10-Q/A filed on February 3, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swingplane Ventures, Inc.

Date: February 23, 2012	By:	/s/ Matthew Diehl
Matthew Diehl, Chief Executive Officer and Principal Accounting Officer