Form 10-Q
period 2011-12-31
Swingplane Ventures, Inc.
filed 2012-03-08
CIK 1497046

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2011

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

There were 13,500,000 shares of the Registrant’s $0.001 par value common stock outstanding as of December 31, 2011.

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

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Financial Statements
As of December 31, 2011 and 2010
and the Period June 24, 2010 (Date of Inception)
through December 31, 2011 (unaudited)
Contents
Financial Statements:

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Balance Sheets

	December 31, 2011	June 30, 2011
	(unaudited)
Assets
Current Assets
Cash	$23,963	200

Total Current Assets	23,963	200

Total Assets	$23,963	$200

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,750	$2,200
Total Current Liabilities	1,750	2,200

Stockholders' Equity:
Common stock $0.001 par value; 75,000,000 shares authorized;
13,500,000 shares issued and outstanding	13,500	10,000
Capital in excess of par value	31,500	—
Accumulated deficit during development stage	(22,787)	(12,000)

Total Stockholders' Deficit	22,213	(2,000)

Total Liabilities & Stockholders' Equity	$23,963	$200

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period
	2011	2010	2011	2010	June 24, 2010 (Date of Inception) through December 31, 2011
Revenue	$—	$—	$—	$—	$—

Expenses:
Selling, general and administrative	(3,068)	2,568	10,787	11,027	22,787

Income (loss) from operations	(3,068)	2,568	10,787	11,027	22,787

Net income (loss)	$3,068	$(2,568)	$(10,787)	$(11,027)	$(22,787)

Net income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	13,500,000	10,000,000	10,731,532	10,000,000	10,731,532

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Statement of Stockholders’ Deficit
For the Period from June 24, 2010 (Date of Inception) through December 31, 2011

	Common Stock		Capital in Excess of	Accumulated	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Deficit

Balance, June 24, 2010 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock for cash (June 24, 2010)	10,000,000	10,000	—	—	10,000
Net loss for the period June 24, 2010 (Date of Inception) through June 30, 2010	—	—	—	—	—
Balance, June 30, 2010	10,000,000	$10,000	$0	$0	$10,000
Net loss	—	—	—	(12,000)	(12,000)
Balance, June 30, 2011	10,000,000	$10,000	$0	$(12,000)	$(2,000)
Issuance of common stock for cash (September 6, 2011) (unaudited)	3,500,000	31,500	—	—	35,000
Net loss (unaudited)	—	—	—	(10,787)	(10,787)
Balance, December 31, 2011 (unaudited)	13,500,000	$13,500	$31,500	$(22,787)	$22,213

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Statement of Cash Flows

	For the Six Months Ended December 31, 2011 (unaudited)	For the Three Months Ended December 31, 2010 (unaudited)	For the Period from June 24, 2010 (Date of Inception) through December 31, 2011

Operating activities
Net loss	$(10,787)	$(11,027)	$(22,787)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	(450)	1,425	1,750
Net cash used by operating activities	(11,237)	(9,602)	(21,037)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from issuance of common stock	35,000	—	45,000
Net cash provided by financing activities	35,000	—	45,000

Net increase (decrease) in cash and cash equivalents	25,763	(9,602)	23,963

Cash and cash equivalents, beginning of period	200	10,000	—

Cash and cash equivalents, end of period	$23,963	$398	$23,963

Supplemental information:
Cash paid during the year for interest	$0	$0	$0
Cash paid during the year for taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the Period from June 24, 2010 (Date of Inception)
through December 31, 2011 (unaudited)

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2011 and 2010, (b) the financial position at December 31, 2011 and (c) cash flows for the six month periods ended December 31, 2011 and 2010, have been made. The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2011. The results of operations for the three and six month periods ended December 31, 2011 are not necessarily indicative of those to be expected for the entire year.

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended December 31, 2011, the Company has had no operations. As of December 31, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti*dilutive and thus are excluded from the calculation. At December 31, 2011, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

4. Income Taxes.

There is no current or deferred income tax expense or benefit for the three months ended December 31, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Six Months Ended December 31, 2011	June 24, 2010 (Date of Inception) through December 31, 2011
Tax benefit at U.S. statutory rate	$3,700	$7,700
State income tax benefit, net of federal benefit	—	—
Valuation allowance	(3,700)	(7,700)
	$—	$—

The Company did not have any temporary differences for the six month period ended December 31, 2011.

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

As of December 31, 2011, the Company had $23,963 in cash and total assets compared to $200 in cash and total assets at June 30, 2011.

During the six months ended December 31, 2011, net cash used in operating activities was $11,237.

On June 24, 2010 the Company issued 10,000,000 shares to an Officer and Director for total proceeds of $10,000 and during the six months ended December 31, 2011, the Company sold 35,000,000 shares of common stock for $35,000 in cash.

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

The Company filed a Form S-1/A in order to raise the funds necessary to accomplish these goals. The offering was completed during the six months ended December 31, 2011 and realized gross proceeds of $35,000.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Reserved

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended December 31, 2011.

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
________
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

Swingplane Ventures, Inc.

Date: March 8, 2012	By:	/s/ Matthew Diehl
Matthew Diehl, Chief Executive Officer and Principal Accounting Officer