Form 10-K
period 2012-06-30
Swingplane Ventures, Inc.
filed 2012-09-28
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the transition period from
Commission file number: 000-54571
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
Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

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

As of September 24, 2012, the Registrant had 472,500,000 outstanding shares of its common stock, $0.001 par value.
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
•• our ability to manage and fund our growth;
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

ITEM 1. BUSINESS

Swingplane Ventures, Inc. (“we”, “us” “our” the “Company” and “Swingplane”) was incorporated in the State of Nevada on June 24th, 2010. We are a development stage company with a principal business objective of selling men's and women's golf apparel. The Company plans to have its initial clothing line consist of shirts, pants, and skirts designed specifically for younger golfers. The Company has recently undergone a change in management and the new management is reviewing the business plan and other possible ventures to determine the best plan to move forward to bring shareholder value.

Formation History

We were incorporated in Nevada on June 24, 2010, as Swingplane Ventures, Inc. Our principal executive offices are located at 220 Summit Blvd. #402, Broomfield, CO 80021. Our phone number is (303) 803-0063.  We do not currently have a website.

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

Employees

During the fiscal year ended June 30, 2012 we had one employee our then executive officer Matthew Diehl who devoted 10 hours a week to our business and was responsible for the primary operation of our business. There are no formal employment agreements between the Company and Mr. Diehl.    Subsequent to the fiscal year ended June 30, 2012, the Company experienced a change in management and will enter into a consulting contract with Mr. Voyer, our current sole officer and director which will commence October 1, 2012 at a fee of $10,000 per month.

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

Risks Related to Our Business

Our Auditor Has Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.
These financial statements included with this annual report have been prepared on a going concern basis. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

We Are A Development Stage Company, The Company Has Generated No Revenues And Has a Limited Operating History.
The Company was incorporated on June 24, 2010; we have a limited operating history; and we have not yet realized any revenues. We do not have sufficient operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase.

We Don’t Have Any Substantial Assets And  We Have Limited Cash for Operations. We Will Have To Seek Alternative Financing To Complete Our Business Plans Or Abandon Them.

We have limited capital resources. To date, the Company has funded its operations from limited funding under a prospectus offering and has not generated any cash from operations to be profitable. Unless we begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available. No known alternative resources of funds are currently available to us.   If we cannot raise additional funds we may be forced to cease operations.

We Cannot Predict When Or If We Will Produce Revenues, Which Could Result In A Total Loss Of Your Investment If We Are Unsuccessful In Our Business Plans.

We have not sold any clothing to date and have not yet generated any revenues from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares of our Company and we are not successful in our proposed business plans.

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

We Are Dependent On The Services Of  Our Sole Officer and Director And The Loss Of His Services Could Harm Our Business.

Our success largely depends on the continuing services of our Sole Officer and Director Our continued success also depends on our ability to attract and retain qualified personnel. The loss of our sole officer and director could harm our operations, business plans and cash flows.

The Clothing Industry Is Highly Competitive. If We Cannot Develop And Market Desirable Clothing Lines That The Public Is Willing To Purchase, We Will Not Be Able To Compete Successfully. Our Business May Be Adversely Affected And We May Not Be Able To Generate Any Revenues.

We have many potential competitors in the clothing industry. We consider the competition is competent, experienced, and they have greater financial and marketing resources than we do at the present. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the development, sales, and marketing of their products than are available to us.

Some of the Company’s competitors also offer a wider range of clothing lines; have greater name recognition and more extensive customer bases than the Company. These competitors may be able to respond more quickly to new or changing opportunities, fashions and customer desires, undertake more extensive promotional activities, offer terms that are more attractive to customers and adopt more aggressive pricing policies than the Company. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their visibility. The Company expects that new competitors or alliances among competitors have the potential to emerge and may acquire significant market share. Competition by existing and future competitors could result in an inability to secure adequate market share sufficient to support our endeavors. We cannot be assured that we will be able to compete successfully against present or future competitors or that the competitive pressure we may face will not force us to cease operations. As a result, you may never be able to liquidate or sell any of your shares you purchase.

Our Growth May Require Additional Capital, Which May Not Be Available.

We have limited capital resources. Unless we begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available. No known alternative resources of funds are available to us.

 Risks Relating to an Investment in our Securities

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of up to 550,000,000 common shares, $0.001 par value. The future issuance of common shares may result in dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

Market for penny stock has suffered in recent years from patterns of fraud and abuse.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. The occurrence of these patterns or practices could in the future increase the volatility of our share price.

Our common shares are subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.
To the extent these requirements may be applicable, they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to) (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-traded and particularly, microcap companies.
Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTCBB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, adversely impact our ability to continue operations and may cause us to go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, we may not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Our business during the fiscal year ended June 30, 2012 was operated from the residence of our President located at 220 Summit Blvd. #402, Broomfield, CO 80021 and Mr. Diehl continues to presently provide space until such time as new offices can be located. Mr. Diehl, the then sole officer and director of the Company provided the office space free of charge and no lease exists.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The Company's common stock is currently quoted on the Over-the-Counter Markets (OTC/BB) under the trading symbol “SWVI”.

As of June 30, 2012 our Common Stock was not trading on any public trading market or stock exchange.

Transfer Agent

Our transfer agent is New York Stock Transfer, LLC. Their address is 25 Laurel Place, West Caldwell, NJ 07006-7717.  Their phone number is (864) 697-8552.

Holders

As of June 30, 2012 there were approximately 36 shareholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from First Registration Statement

On June 24, 2011 our Registration Statement on Form S-1 under Commission file number 333-168912 was declared effective, enabling us to offer up to3,500,000 pre-split shares of common stock of our Company at a price of $0.01 per share. On September 6, 2011 we accepted subscriptions for a total of 3,500,000 common shares from various investors for cash proceeds of $35,000. No commissions were paid on the issuance.

The actual expenses for the costs of the offering as detailed below totaling $1,000.   All other costs of the offering were paid from working capital. The following is the use of proceeds for actual expenses incurred in connection with the issuance and distribution of the securities from the $35,000 raised under the prospectus offering.

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	1,000
Costs of the offering	0	0
Office and Administration	0	0
Total	0	1,000

Following is a table detailing the use of net offering proceeds of $34,000 which are expended to date.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Legal and Accounting	0	9,725
Consulting	0	6,256
Office Furniture, Equipment and Supplies	0	0
Administration Expenses	0	1,129
TOTAL	0	$17,110

We do not have sufficient proceeds on hand to fund our operations as described in the S-1 offering document incorporated for reference herein.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2012.

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

Our initial designs are planned to be tailored-fit men's golf shirts with shorter sleeves and unique design patterns. Mr. Diehl currently has design concepts and the intent of the Company was to search for professional assistance to turn these concepts into prototypes and to market the designs under the "Swingplane" brand. Because of its fit, fibers, and design, our target market for this garment is the 15 - 35 year old male golfer as an alternative to other brands.

The Company plan was to initially focus its effort of distribution through online sales directly to the consumer. With our limited resources, the cost efficiencies involved in online sales is our targeted method for the distribution of our products. The company has secured a distinctive URL (web address) in www.swingplaneventures.com.

Long term goals included the development of a full line of this innovative golf apparel comprised of shirts, pants, shorts, skirts, and hats. The addition of other products such as shorts, skirts, and headwear are planned long term activities that depend entirely on future financing and thus may not occur.

The Company’s new management will be reviewing the current business plan to determine whether to proceed with the line of clothing.    It may be determined that funding cannot be raised for the progress of this business and other business opportunities may be reviewed.

REVENUES

The Company does not have any revenue and has had no revenue since its incorporation.   The Company has been funded by the initial sale of 350,000,000 shares of common stock and the sale of 122,500,000 shares of common stock under an S-1 Registration which was completed on June 24, 2011.

Our business plan calls for us to employ three (3) major marketing strategies in an effort to gain market share in the active/leisure market. Online marketing via the Internet was intended to be utilized initially, followed in the future with an outside commissioned sales force and print media ads. The long term marketing phases of a commissioned sales force and print ad campaigns are entirely dependent on future financing and thus may not occur.   We have not yet undertaken any of the items related to generating revenue in our business plan and new management will be reviewing the plan to see if the project remains viable and can generate revenues sufficient to sustain operations.

LIQUIDITY AND CAPITAL RESOURCES

We have not generated any cash flow from operating activities. The primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.  Subsequent to June 30, 2012, we raised $150,000 by way of loans from an unrelated third party.   These funds will be sufficient to maintain our SEC listing and to pursue our business plan should current management determine to do so, however, we cannot be certain that we will have sufficient funds to further operations.   It is unknown whether we will be able to raise additional capital to do so.

We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds and issuance of equity and debt securities.  We estimate we will require at least $50,000 just to maintain our SEC listing and we will require a minimum of an additional $100,000 to further our business plan.   At this time, we have sufficient funds to fund operations or progress our business plan, assuming that we continue with the current business of the Company.

As of June 30, 2012, the Company had $18,494 in cash and total assets compared to $200 in cash and total assets at June 30, 2011.

During the year ended June 30, 2012, net cash used in operating activities was $16,706.

Financing, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than earlier investor’s prices. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our securities. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

ECONOMY AND INFLATION

Our management believes that inflation has had no effect on our results of operations.

TABULAR DISCLOSURE OF CONTRACTUAL ARRANGEMENTS

There are no contractual obligations as at June 30, 2012.

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

The significant accounting policies followed are:

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2012, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Company is a smaller reporting company and is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements
As of June 30, 2012 and 2011
and the Period June 24, 2010 (Date of Inception)
through June 30, 2012 (unaudited)

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Swingplane Ventures, Inc.:

I have audited the balance sheets of Swingplane Ventures, Inc., a development stage corporation, as of June 30, 2012 and 2011 and the related statements of operation, changes in stockholder’s equity (deficit), and cash flows for the years  then ended and for the period June 24, 2010 (date of inception) through June 30, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Swingplane Ventures, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period June 24, 2010 (date of inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
September 14, 2012

SWINGPLANE VENTURES, INC.
(A DEVELOPMENT STAGE CORPORATION)
BALANCE SHEETS

	June 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,494	$200
Total Current Assets	18,494	200

TOTAL ASSETS	$18,494	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,450	$2,200
Total Current Liabilities	3,450	2,200

STOCKHOLDERS' DEFICIT

Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 550,000,000 shares authorized; 472,500,000 and 350,000,000 shares issued and outstanding *	472,500	350,000
Additional Paid in Capital *	(427,500)	(340,000)
Accumulated deficit during development stage	(29,956)	(12,000)
Total Stockholders' Deficit	15,044	(2,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,494	$200

* A forward stock split (35:1) authorized on May 11, 2012 was retroactively applied to all years presented.

The accompanying notes are an integral part of the financial statements.

SWINGPLANE VENTURES, INC.
(A DEVELOPMENT STAGE CORPORATION)
STATEMENTS OF OPERATIONS
			For the Period
			from June 24, 2010
	For the Years Ended June 30,		(Date of Inception)
			June 30,
	2012	2011	2012

REVENUE:
Sales	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	17,956	12,000	29,956
TOTAL OPERATING EXPENSES	17,956	12,000	29,956

NET INCOME (LOSS)	$(17,956)	$(12,000)	$(29,956)

NET INCOME (LOSS) PER COMMON SHARE, BASIC *	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC *	449,740,437	350,000,000

* A forward stock split (35:1) authorized on May 11, 2012 was retroactively applied to all years presented.

The accompanying notes are an integral part of the financial statements.

SWINGPLANE VENTURES, INC.
(A DEVELOPMENT STAGE CORPORATION)
FOR THE YEAR ENDED JUNE 30, 2012
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Capital in		Total
	Common Stock		Excess of	Accum	Stockholders'
	Shares	Amount	Par Value	Deficit	Deficit

Balance, June 24, 2010 (Date of Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.001 per share (June 24, 2010)	350,000,000	350,000	(340,000)	-	10,000

Net loss for the period June 24, 2010 (Date of Inception) through June 30, 2010	-	-	-	-	-

Balance, June 30, 2010	350,000,000	$350,000	$(340,000)	$-	$10,000

Net loss	-	-	-	(12,000)	(12,000)

Balance, June 30, 2011	350,000,000	$350,000	$(340,000)	$(12,000)	$(2,000)

Issuance of common stock for cash at $0.001 per share (September 6, 2011)	122,500,000	122,500	(87,500)	-	35,000

Net loss	-	-	-	(17,956)	(17,956)
Balance, June 30, 2012	472,500,000	$472,500	$(427,500)	$(29,956)	$15,044

* A forward stock split (35:1) authorized on May 11, 2012 was retroactively applied to all years presented.

The accompanying notes are an integral part of the financial statements.

SWINGPLANE VENTURES, INC.
(A DEVELOPMENT STAGE CORPORATION)
STATEMENTS OF CASH FLOWS
			For the Period
			from June 24, 2010
	June 30,		(Date of Inception)
			June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,956)	$(12,000)	$(29,956)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in: Accounts payable	1,250	2,200	3,450
Net cash used by operating activities	(16,706)	(9,800)	(26,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	35,000	10,000	45,000
Net cash provided by financing activities	35,000	10,000	45,000

Net increase in cash and cash equivalents	18,294	200	18,494

Cash and cash equivalents, beginning of period	200	-	-

Cash and cash equivalents, end of period	$18,494	$200	$18,494

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
And For the Period from June 24, 2010 (Date of Inception) through June 30, 2012

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

2. Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2012, the Company has had no operations. As of June 30, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
And For the Period from June 24, 2010 (Date of Inception) through June 30, 2012

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2012, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On June 24, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
And For the Period from June 24, 2010 (Date of Inception) through June 30, 2012

Recent accounting pronouncements,

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Income Taxes.

There is no current or deferred income tax expense or benefit for the year months ended June 30, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ended June 30, 2012	Year Ended June 30, 2011
Tax benefit at U.S. statutory rate	$6,105	$4,080
State income tax benefit, net of federal benefit	—	—
Valuation allowance	(6,105)	(4,080)
	$—	$—
The Company did not have any temporary differences for the year ended June 30, 2012.

5. Equity and Related Party Transactions

On June 24, 2010, the Company sold 350,000,000 shares of its $0.001 common stock to an officer of the Company for a $10,000 stock subscription receivable.

On September 6, 2011, the Company raised $35,000 through the issuance of 122,500,000 shares of common stock to unrelated parties.

On May 11, 2012, the Company effected a 35 to 1 stock split, all share numbers in the Form 10K have been retroactively adjusted to reflect the split.

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

Swingplane Ventures, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
And For the Period from June 24, 2010 (Date of Inception) through June 30, 2012

6. Subsequent Events

On August 22, 2012, Michael Voyer, the sole director and officer of Swingplane Ventures, Inc. (the “Company”), entered into an agreement to acquire a total 350,000,000 shares of the Company’s common stock from Matthew Diehl, the Company’s former director and officer, in a private transaction for an aggregate total of $35,000. The funds used for this share purchase were personal funds. Mr. Voyer’s 350,000,000 shares when acquired, which acquisition is to occur before August 31, 2012, will amount to approximately 74.1% of the Company’s currently issued and outstanding common stock and will effect a change in control of the Company.

Effective August 22, 2012, Matthew Diehl resigned from all positions with the Company, including, but not limited to that of President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, principal executive officer, principal financial officer, principal accounting officer and a member of the Board of Directors.  The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective August 22, 2012 Michel Voyer was appointed as President, principal executive officer, Chief Financial Officer, Secretary, Treasurer, principal financial officer, principal accounting officer and a member of the Board of Directors of the Company.

On September 7, 2012, the Company received a loan in the amount of $150,000 from an unrelated third party lender.   The loan is unsecured, and is for a term of one year and bears interest at 10% per annum, payable on maturity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2012, such disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal controls over financial reporting were effective as of June 30, 2012.

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

ITEM 9B. OTHER INFORMATION

On August 22, 2012, Mr. Matthew Diehl resigned as the Company’s sole officer and director and Mr. Michel Voyer was appointed the Company’s sole officer and director.

On September 7, 2012 the Company negotiated a loan with a third party lender in the amount of $150,000.   The loan is for a period of one year and bears interest at 10% per annum, payable on maturity.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of all of our directors and executive officers as of the fiscal year ending June 30, 2012. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Name	Age	Position	Term
Matthew Diehl	35	President, Secretary, Treasurer and Chairman of the Board of Directors (1)	From June 24, 2010 to August 22, 2012

MATTHEW DIEHL, PRESIDENT, SECRETARY, TREASURER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Diehl was appointed sole officer and director of the Company on June 24, 2010.  Mr. Diehl has over 10 years of experience in business development in both early stage and established companies like SendPhotos, Inc. and large companies like JPMorgan Chase. From early 2002 to May of 2005, Mr. Diehl sold financial products, primarily home mortgage loans as a Loan Officer, for JPMorgan Chase. Towards the end of his tenure there, from approximately September of 2004 through April of 2005, Mr. Diehl was on the Board of Governors of the Metro Denver Economic Development Corporation representing Chase. As a member of this Board, Mr. Diehl voted on political and other measures to be performed on behalf of the Board to grow economic development in and around the Denver metro area. He was not compensated for his Board membership as his efforts were volunteered on a monthly-meeting basis. In the last five years, he has worked with SendPhotos, Inc. as Director of Sales and Operations from May of 2005 until it was acquired by Avanquest Software in October of 2006 and stayed on at Avanquest as the Multimedia Sales Manger through October of 2007. In those roles Mr. Diehl sold business-to-business software products and direct-to-consumer software products as well as assisting in general operations, web-site marketing and software product design. We believe that this specific experience at SendPhotos, Inc. and subsequently with Avanquest Software makes Mr. Diehl an asset to the Company as we begin design and development of our own website and online marketing strategies.

After that, he headed up the photo kiosk program for LifePics, Inc. as the Kiosk Product Manager, which entailed managing the development of photo software for kiosk hardware. He managed a team of software developers as well as assisting in software product design, website marketing and business-to-business sales. After growing that part of the business from January of 2008, that division was broken up in October 2008. Again, the Company feels that Mr. Diehl’s experience being part of a growing small business as well as website design and online marketing strategies lends to the Company’s current needs. Since then, he was COO and a director for TapSlide, Inc., where he  worked on a part-time basis until April 30, 2012. In January 2010, Mr. Diehl started a limited liability company for his consultancy and business development skills called AppVineyard, LLC in Colorado. He spends the majority of his time with his own company, AppVineyard, LLC selling software applications and business development services.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected.  Our executive officers are elected annually by our Board of Directors.

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

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics during the fiscal year ended June 30, 2013.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending June 30, 2012, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Matthew Diehl	10% stockholder and President,Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and director.	Late/1	N/A	N/A

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended June 30, 2012 and 2011. The amounts represented in the “Options Award” column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Nonequity	Nonqualified	All other	Total
				Stock	Option	incentive	deferred	compen-
		Salary	Bonus	Awards	Award(s)	plan	compensation	sation
Name and principal position	Year	($)	($)	($)	($)	compensation($)	earnings($)	($)	($)

Matthew R. Diehl (1), Former President,	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Chairman of the	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Board of Directors (resigned August 22, 2012)

(1) There is no employment contract with Mr. Diehl at this time. Nor are there any agreements for compensation in the future.

DIRECTOR COMPENSATION

During the most recent fiscal year, no directors were provided any compensation except as noted above or under Summary Compensation.

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer will negotiate and approve the contracts and compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of September 20, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	Michel Voyer	350,000,000 Common shares held directly	74.1%
(1) Based on a total of 472,500,000 shares issued and outstanding as at September 20, 2012

Security Ownership of Management

The following table shows, as of September 20, 2012, the shares of the Company’s Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent of Class (1)
Common	Michel Voyer, President, Secretary, Treasurer, Chief Financial Officer, Chief Executive Officer and Director	350,000,000 common shares held directly	74.1%
Common	All Officers and Directors as a group	350,000,000 Common shares, issued and exercisable	74.1%
(1) Based on a total of 472,500,000 shares issued and outstanding as at September 20, 2012

Changes in Control

On August 22, 2012, Michael Voyer, the sole director and officer of the Company entered into an agreement to acquire a total 350,000,000 shares of the Company’s common stock from Matthew Diehl, the Company’s former director and officer, in a private transaction for an aggregate total of $35,000. The acquisition of the shares of common stock of the Company effected a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company

Director Independence

As of the date of this Annual Report, we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed for the years ended June 30, 2012 and 2011 were $4,250 and $4,000, respectively. Audit services include the audits of the financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included in the Company’s Form S-1 and subsequent filings.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee. The appointment of Peter Messineo, LLP as the principal auditors for the Company was approved by the Board of Directors. We have one recent member of the Board of Directors who may be considered to have significant financial experience, however, he is also our sole officer and director. When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Description
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on August 18, 2010
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document*	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema*	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase*	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase*	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*	Filed herewith

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Financial The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Changes in Shareholders’ Equity
Statements of Cash Flows
Notes to the Financial Statements

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes there to.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWINGPLANE VENTURES, INC.

Dated: September 27, 2012	By:	/s/ Michel Voyer
Chairman of the Board
Chief Executive Officer, President, Secretary Treasurer and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)