Form 10-Q
period 2012-09-30
Swingplane Ventures, Inc.
filed 2012-11-16
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-54571
(Commission File Number)

SWINGPLANE VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2919616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Regus Santiago Alcantara, Alcantara 200, piso 6, Las Condes, Santiago, Chile	7550159
(Address of principal executive offices)	(Zip Code)

(438) 828-9854
(Registrant’s telephone number, including area code)
Punta Pacifica, Torres de las Americas, Piso 15, Torre A, Panama
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

472,500,0000 common shares outstanding as of November 12, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SWINGPLANE VENTURES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Page
Unaudited Financial Statements
Balance Sheets	6
Statements of Operations	7
Statements of Changes in Stockholders’ Deficit	8
Statements of Cash Flows	9
Notes to Unaudited Financial Statements	10 to 13

SWINGPLANE VENTURES, INC.

 (A Development Stage Corporation)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

SWINGPLANE VENTURES, INC.
(A Development Stage Corporation)
BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$159,394	$18,494
Total Current Assets	159,394	18,494

TOTAL ASSETS	$159,394	$18,494

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$33,312	$3,450
Accrued Interest	945	-
Short Term Loan	150,000	-
Total Current Liabilities:	184,257	3,450

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 550,000,000 shares authorized; 472,500,000 shares issued and outstanding as at September 30, 2012 and June 30, 2012 respectively	472,500	472,500
Additional Paid-in Capital	(427,500)	(427,500)
Accumulated deficit during the development stage	(69,863)	(29,956)
Total Stockholders’ Equity (Deficit)	(24,863)	15,044

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$159,394	$18,494

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(A Development Stage Corporation)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Cumulative from Inception, June 24, 2010
	September 30,	September 30,	Through
	2012	2011	September 30, 2012

Revenues
Sales	$-	$-	$-

General and administrative expenses:
Professional fees	2,500	975	12,475
Consulting Fees	5,876	6,256	12,132
Legal Fees	16,089	4,500	20,589
Selling, general and administrative	14,497	2,124	23,722
Total operating expenses	38,962	13,855	68,918
(Loss) from operations	(38,962)	(13,855)	(68,918)

Other income (expense)
Interest Expense	(945)	-	(945)
Total other income (expense)	(945)	-	(945)
(Loss) before taxes	(39,907)	(13,855)	(69,863)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(39,907)	(13,855)	(69,863)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	472,500,000	381,956,522

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(A Development Stage Corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Deficit

Balance, June 24, 2010 (Date of Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.001 per share (June 24, 2010)	350,000,000	350,000	(340,000)	-	10,000

Net loss for the period June 24, 2010 (Date of Inception) through June 30, 2010	-	-	-	-	-

Balance, June 30, 2010	350,000,000	$350,000	$(340,000)	$-	$10,000

Net loss	-	-	-	(12,000)	(12,000)

Balance, June 30, 2011	350,000,000	$350,000	$(340,000)	$(12,000)	$(2,000)

Issuance of common stock for cash at $0.001 per share (September 6, 2011)	122,500,000	122,500	(87,500)	-	35,000

Net loss	-	-	-	(17,956)	(17,956)

Balance, June 30, 2012	472,500,000	$472,500	$(427,500)	$(29,956)	$15,044

Net loss	-	-	-	(39,907)	(39,907)

Balance, September 30, 2012	472,500,000	$472,500	$(427,500)	$(69,863)	$(24,863)

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(A Development Stage Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
	Three	Three	Inception,
	Months Ended	Months Ended	June 24, 2010
	September 30,	September 30,	Through
	2012	2011	September 30, 2012

Cash flows from operating activities:
Net (loss)	$(39,907)	$(13,855)	$(69,863)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Accounts payable, trade	29,862	2,200	33,312
Interest Expense	945	-	945
Net cash used in operating activities	(9,100)	(11,655)	(35,606)

Cash flows from investing activities:	-	-	-
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	35,000	45,000
Short Term Loan	150,000	-	150,000
Net cash flows from financing activities	150,000	35,000	195,000
Net cash flows	140,900	23,345	159,394

Cash and equivalent, beginning of period	18,494	200	-
Cash and equivalent, end of period	$159,394	$23,545	$159,394

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(A Development Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Swingplane Ventures, Inc. (the “Company”), a Nevada corporation, is a development stage men’s and women's golf fashion manufacturer located in Broomfield, Colorado. The Company's initial clothing line consists of tailored-fit golf shirts, pants and skirts that younger golfers are demanding from the standpoint of comfort, style and fabric. The Company plans to stay on the cutting edge of the constantly changing golf apparel market and our goal is to create a quality reputation within the youthful golfing community and golf garment marketplace.

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

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

The FASB Codification clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

SWINGPLANE VENTURES, INC.
(A Development Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

Note 1 - Organization and summary of significant accounting policies: (continued)

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Codification regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At September 30, 2012 and June 30, 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended September 30, 2012, the Company has had limited operations. As of September 30, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Short term loan:

On September 7, 2012, the Company received a loan in the amount of $150,000 from an unrelated third party lender. The loan is unsecured, and is for a term of one year and bears interest at 10% per annum, payable on maturity.

SWINGPLANE VENTURES, INC.
(A Development Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

Note 4 – Related party transactions:

On August 22, 2012, Michael Voyer, the sole director and officer of Swingplane Ventures, Inc. (the “Company”), entered into an agreement to acquire a total 350,000,000 shares of the Company’s common stock from Matthew Diehl, the Company’s former director and officer, in a private transaction for an aggregate total of $35,000. The funds used for this share purchase were Mr. Voyer’s personal funds. Upon conclusion of the transaction Mr. Voyer controlled 74.1% of the Company’s issued and outstanding common stock which effected a change in control of the Company.

Effective August 22, 2012, Matthew Diehl resigned from all positions with the Company, including, but not limited to that of President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, principal executive officer, principal financial officer, principal accounting officer and a member of the Board of Directors.  Concurrently, Michel Voyer was appointed as President, principal executive officer, Chief Financial Officer, Secretary, Treasurer, principal financial officer, principal accounting officer and a member of the Board of Directors of the Company.

Note 5 – Issuance of shares:

As of September 30, 2012, there were a total of 472,500,000 shares issued and outstanding.

Note 6 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 7 – Subsequent events:

(a)
On October 1, 2012 Mr. Voyer, our current controlling shareholder and an officer and director of the Company agreed to sell to Mr. Lindorfer a total of 2,500,000 shares of common stock of the Company for $250. The shares were executed for transfer to Mr. Lindorfer on November 2, 2012.

(b)
On October 15, 2012, the Company entered into an assignment agreement with Mid Americas Corp. (“Mid Americas”). Under the terms of the assignment agreement the Company will be assigned all of the rights under an option agreement between Mid Americas Corp and Gunter Stromber and Elsa Dorila Durate Horta (the “Vendors”) whereby Mid Americas has the rights to acquire 75% of certain mining concessions in Chile (the “Option Agreement”).

Under the Option Agreement and certain amendments thereto, Mid Americas is required to pay the following payments:

(i) $950,000 cash payments through to October 15, 2012
(ii) $250,000 cash payment on December 1, 2012
(iii) $750,000 cash payment on or before June 30, 2013
(iv) $750,000 cash payment on or before June 30, 2014
(v) $5,000,000 cash payment to be made from net proceeds of Production.

Further, the agreement calls for Mid Americas to incur expenditures in an aggregate amount of $20,000,000 over a period of three (3) years from the Effective Date as follows:

(i)
$10,000,000 to be placed in trust with the Optionee for expenditure on the Property within 180 days October 1st (the “Effective Date”) to be fully expended within eighteen (18) months of the Effective Date.

(ii)	$10,000,000 to be expended on or before three years from the Effective Date;

SWINGPLANE VENTURES, INC.
(A Development Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

Note 7 – Subsequent events (continued):

(iii)
until the Option is earned retain the services of Gunter Stromberger at a fee of $25,000 per month, which fee shall commence with the commencement of operations on the mining concessions by Mid Americas.

Mid Americas has paid the $950,000 as required under the initial agreement therefor the Company will be required to assume the December 1, 2012 payment obligation of $250,000 and all other payments thereafter.

In exchange for the assignment, the Company must undertake the following actions:

(i) issue a total of 300,000,000 shares of its common stock to Mid Americas or its directed assignees, of which a total of 10,000,000 shares of common stock to be issued to Mid Americas shall be included for registration in the registration statement defined in below;

(ii) cause the cancellation of a total of 337,500,000 of its common stock currently held by its sole officer and director;

(iv) file a registration statement with the requisite regulatory authorities to raise up to $10,000,000 by way of the sale of up to 40,000,000 shares of the common stock of Swingplane, of which no less than seventy-five percent of the funds raised under such registration statement shall be used to fund the required payments under the Original Property Agreement and the Amendments thereto.

The closing of this transaction will effect a change in control of the Company.

(c)
On October 15, 2012, the Company entered into an investor relations agreement with a consulting company. Under the agreement, the consulting company will provide marketing, promotional and investor relations services. The agreement was effective on October 15, 2012 and will remain in full force and effect for a three month period up to and including the close of business on December 1, 2012. The Company agreed to pay to the consulting company a fee in the amount of $3,500 each month.

(d)	On November 5, 2012, Johannes Lindorfer, age 54, was appointed as a member of the Board of Directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This current report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2012, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Swingplane Ventures, Inc.

OVERVIEW

We were incorporated in the State of Nevada on June 24th, 2010 as a development stage company with a principal business objective of selling men's and women's golf apparel.

On August 22, 2012, the Company went through a change in control and management subsequently determined not to pursue the then current business of the Company which was to be men's and women's golf fashion manufacturer.

On October 15, 2012, the Company entered into an assignment agreement with Mid Americas Corp. (“Mid Americas”). Under the terms of the assignment agreement the Company will be assigned all of the rights under an option agreement between Mid Americas Corp and Gunter Stromber and Elsa Dorila Durate Horta (the “Vendors”) whereby Mid Americas has the rights to acquire 75% of certain mining concessions in Chile (the “Option Agreement”).

The Company expects to close this acquisition on or before November 15, 2012.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011

We generated no revenue for the three month periods ended September 30, 2012 and September 30, 2011, respectively.

During the three month period ended September 30, 2012, we incurred operating expenses of $39,907 as compared to $13,855 incurred during the three month period ended September 30, 2011, an increase of $26,052. The increase in operating expenses was primarily attributable to an increase in legal fees of $16,089 (2011: $4,500), professional fees of $2,500 (2011:$975) and an increase in general and administrative expenses to $14,497 from $2,124 (2011), mainly due to the change in management and the Company becoming active in reviewing its business opportunities.   Consulting fees

stayed relatively constant at $5,876 (2012) from $6,256 (2011). During the three month period ended September 30, 2012 we incurred a net loss of ($39,907) as compared to a net loss of ($13,855) incurred during the three month period ended September 30, 2011.  Of this amount loss from operations totaled ($38,962) as compared to ($13,855) for the comparable three month period.  The remaining loss if made up of interest expense in the amount of ($945) for the three month period ended September 30, 2012 with no comparable interest expense for the three months ended September 30, 2011.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2012

As of September 30, 2012, our current assets were $159,394 as compared to $18,494 as at June 30, 2012 and our current liabilities were $184,569 ( $3,450 as at June 30, 2012), resulting in a working capital deficit of $24,863 as at September 30, 2012 as compared to positive working capital of $15,044 as at June 30, 2012.   The increase in current assets was due to cash in the amount of $159,394 ($18,494 as of June 30, 2012).   This substantive change is due to a loan in the amount of $150,000 during the three month period ended September 30, 2012. Our current liabilities as of September 30, 2012 increased substantially due to the loan of $150,000 and increased operations with the change in control of the Company.  Current liabilities were comprised of: (i) $33,312 in accounts payable ($3,450 – June 30, 2012); (ii) $150,000 in short term loans ($Nil – June 30, 2012) and (iii) $945 interest payable related to the short term loan ($Nil – June 30, 2012).

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future.

We estimate that in the next twelve months we will require a minimum of $12,000,000 of which we will expend approximately $1,000,000 for operations and $11,000,000 as required on our exploration project on our about to be acquired mining concessions in Chile.   This budget does not include any funds for the acquisition of any additional projects.

We are a development stage company and are in the early stages of developing our business plan. As of the date of this report, we have not generated any revenues and are just commencing operations under our new business initiative. As a result, we have generated operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to undertake our business plan. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

We cannot sustain our operations from existing working capital as we have not generated any revenues and there can be no assurance at this time that we can generate significant revenues from operations.

We will require additional working capital, as we currently have inadequate capital to fund our business strategies, which could severely limit our operations. While we have raised a total of $150,000 for operations, these funds will not be sufficient to maintain our SEC listing expenses and to further our new project. We intend to file a registration statement to raise $10,000,000 of our $11,000,000 required for funding our mining project; however, there can be no assurance that we will be able to raise funds under this prospectus offering when approved.  There can be no assurance that any additional financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2012 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

Management believes that the material weakness set forth above did not have an effect on our financial results.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds from First Registration Statement

On June 24, 2011, our Registration Statement on Form S-1 under Commission file number 333-168912 was declared effective, enabling us to offer up to3,500,000 pre-split shares of common stock of our Company at a price of $0.01 per share. On September 6, 2011, we accepted subscriptions for a total of 3,500,000 common shares from various investors for cash proceeds of $35,000. No commissions were paid on the issuance.

The actual expenses for the costs of the offering as detailed below totaling $1,000. All other costs of the offering were paid from working capital. The following is the use of proceeds for actual expenses incurred in connection with the issuance and distribution of the securities from the $35,000 raised under the prospectus offering for the period ended September 30, 2012.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	1,000
Costs of the offering	0	0
Office and Administration	0	0
Total	0	1,000

Following is a table detailing the use of net offering proceeds of $34,000, which are expended to September 30, 2012.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Legal and Accounting	0	10,225
Consulting	0	6,256
Office Furniture, Equipment and Supplies	0	0
Administration Expenses	0	13,144
TOTAL	0	29,625

We do not have sufficient proceeds on hand to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
10.1	Assignment Agreement between the Company and Mid Americas Corp dated October 15, 2012	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 16, 2012
31..1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SWINGPLANE VENTURES, INC.

Date: November 14, 2012	By:	/s/ Michel Voyer
Michel Voyer
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, (Principal Financial Officer), Secretary, Treasurer and Director