Form 10-Q
period 2012-12-31
Swingplane Ventures, Inc.
filed 2013-02-08
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

(800) 373-0537
(Registrant’s telephone number, including area code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

435,000,000 common shares outstanding as of February 1, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SWINGPLANE VENTURES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the Securities and Exchange Commission on  September 28, 2012.

SWINGPLANE VENTURES, INC.
 (A Development Stage Corporation)
INTERIM FINANCIAL STATEMENTS
 (Stated in US Dollars)
(UNAUDITED)

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
BALANCE SHEETS

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,099	$18,494
Prepaid expenses	242,465	-
Total Current Assets	291,564	18,494

TOTAL ASSETS	$291,564	$18,494

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$26,965	$3,450
Accounts payable – related party	15,100	-
Accrued Interest	7,520	-
Short Term Loans	425,000	-
Total Current Liabilities:	474,585	3,450

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 550,000,000 shares authorized; 435,000,000 and 472,500,000 shares issued and outstanding as at December 31, 2012 and June 30, 2012 respectively	435,000	472,500
Shares held for cancellation	(300,000)	-
Additional Paid-in Capital	(90,000)	(427,500)
Accumulated deficit during the development stage	(228,021)	(29,956)
Total Stockholders’ Equity (Deficit)	(183,021)	15,044

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$291,564	$18,494

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from Inception,
					June 24, 2010
	Three Months Ended		Six Months Ended		Through
	December 31,	December 31	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012
Revenues
Sales	$-	$-	$-	$-	$-

Operating expenses:
Professional Fees	3,077	-	5,577	975	15,552
Consulting fees	42,953	(3,148)	48,829	3,108	55,085
Legal Fees	-	-	16,089	4,500	20,589
Management fee – related party	30,000	-	30,000	-	30,000
Property investigation expenses	65,726	-	65,726	-	65,726
General and administrative	9,827	80	24,324	2,204	33,549
Total operating expenses	151,583	(3,068)	190,545	10,787	220,501
Loss from operations	(151,583)	3,068	(190,545)	(10,787)	(220,501)

Other income (expense)
Interest Expense	(6,575)	-	(7,520)	-	(7,520)
Total other income (expense)	(6,575)	-	(7,520)	-	(7,520)
(Loss) before taxes	(158,158)	3,068	(198,065)	(10,787)	(228,021)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(158,158)	$3,068	$(198,065)	$(10,787)	$(228,021)

Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding	448,598,901	13,500,000	460,614,754	10,731,532

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

					Deficit
					Accumulated
			Shares	Capital in	During the	Total
	Common Stock		Held for	Excess Of	Development	Stockholders’
	Shares	Amount $	Cancelation $	Par Value $	Stage $	Deficit $

Balance, June 24, 2010 (Date of Inception)	-	-	-	-	-	-

Issuance of common stock for cash at $0.001 per share (June 24, 2010)	350,000,00	350,000	-	(340,000)	-	10,000
	-	-		-	-	-
Net loss for the period June 24, 2010 (Date of Inception ) through June 30, 2010	-	-	-	-	-	-
Balance , June 30, 2010	350,000,000	350,000	-	(340,000)	-	10,000

Net Loss	-	-	-	-	(12,000)	(12,000)
Balance, June 30, 2010	350,000,000	350,000	-	(340,000)	(12,000)	(12,000)

Issuance of common stock for cash at $0.001 per share ( September 6, 2011)	122,500,00	122,500	-	(87,500)	-	35,000
Net Loss					(17,959)	(17,956)
Balance, June 30, 2012	472,500,000	472,500	-	(427,500)	(29,956)	15,044

Shares cancelled per option agreement	(337,500,000)	(337,500)	-	337,500	-	-
Shares issued per option agreement	300,000,000	300,000	(300,000)	-	-	-
Net Loss	-	-	-	-	(198,065)	(198,065)
Balance, December 31, 2012	435,000,000	435,000	(300,000)	(90,000)	(228,021)	(183,021)

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
	Six	Six	Inception,
	Months Ended	Months Ended	June 24, 2010
	December 31,	December,	Through
	2012	2011	December 31, 2012

Cash flows from operating activities:
Net (loss)	$(198,065)	$(10,787)	$(228,021)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	(242,465)	-	(242,465)
Accounts payable, trade	38,615	(450)	42,065
Interest Expense	7,520	-	7,520
Net cash used in operating activities	(394,395)	(11,237)	(420,901)

Cash flows from investing activities:
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	35,000	45,000
Short Term Loan	425,000	-	425,000
Net cash flows from financing activities	425,000	35,000	470,000
Net cash flows	30,605	25,763	49,099

Cash and equivalent, beginning of period	18,494	200	-
Cash and equivalent, end of period	$49,099	$23,963	$49,099

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Swingplane Ventures, Inc. (the “Company”), is a Nevada corporation, originally incorporated to operate as a men’s and women's golf fashion manufacturer in Broomfield, Colorado. The Company's first designs were intended to be marketed under the "Swingplane Ventures" brand– attracting the 12-35 year old male golfer market as an alternative to much higher priced brands with similar styling.  The Company did not generate any revenues from its planned operations. On August 22, 2012, the Company underwent a change in control and management subsequently determined to cease operating the men’s and women’s golf manufacturing fashion line.

On October 15, 2012, the Company entered into an assignment agreement with Mid Americas Corp. (“Mid Americas”). Under the terms of the assignment agreement the Company was to be assigned all of the rights under an option agreement between Mid Americas Corp and Gunter Stromberger and Elsa Dorila Durate Horta (the “Vendors”). Mid Americas has the rights to acquire 75% of certain mining concessions in Chile from the Vendors (the “Option Agreement”).  With the entry into this agreement the Company determined to change its business focus to enter the Exploration Stage as defined by ASC Topic 915.

On January 21, 2013, the Company announced the renegotiation of the assignment agreement in regard to the acquisition of certain mining concessions in Chile. Under the renegotiated terms, the Company will enter into a Share Exchange Agreement with Mid Americas whereby the Company will acquire all of the issued and outstanding shares of Mid Americas in exchange for the issuance of a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock of the Company. The preferred stock will be convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock and will have voting rights of 100 votes for each preferred share held.

The business combination will be accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Mid Americas. Under reverse acquisition accounting Mid Americas (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares will be restated to reflect the effect of the business combination.  As of the date of this report, the transaction has not yet concluded.

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

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
December 31, 2012

Note 1 - Organization and summary of significant accounting policies: (continued)

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At December 31, 2012 and June 30, 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
December 31, 2012

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended December 31, 2012, the Company has had limited operations. As of December 31, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Mineral Property Agreements:

On October 15, 2012, the Company entered into an assignment agreement with Mid Americas (the “Assignment Agreement”). Under the terms of the Assignment Agreement the Company was to acquire all of the rights under an option agreement between Mid Americas Corp and Gunter Stromber and Elsa Dorila Durate Horta (the “Vendors”) whereby Mid Americas has the rights to acquire 75% of certain mining concessions in Chile (the “Option Agreement”). The Option Agreement required the following actions to be taken to finalize closing:

•	the Company was required to assume the December 1, 2012 payment obligation of $250,000 and all other payments thereafter, which were due under the Option Agreement;

•	cause the cancellation of a total of 337,500,000 of its common stock currently held by Michel Voyer, an officer and director of the Company;

•
file a registration statement with the requisite regulatory authorities to raise up to $10,000,000 by way of the sale of up to 40,000,000 shares of the common stock of  the Company, of which no less than seventy-five percent of the funds raised under such registration statement was  used to fund the required payments under the Option Agreement;

•
issue a total of 300,000,000 shares of its common stock to Mid Americas or its directed assignees, of which a total of 10,000,000 shares of common stock to be issued to Mid Americas were to be included for registration in the registration statement.

Inanticipation of closing, the Company issued 300,000,000 shares of common stock to Mid Americas and the Company’s controlling shareholder, Michel Voyer, returned a total of 337,500,000 shares to treasury. Further as required under the Assignment Agreement the Company undertook, during the period of closing, the payment of certain property taxes to maintain the property and funded $125,000 of the $250,000 required option payment due on December 1, 2012. The Company was in default on the remaining $125,000 payment due on December 1, 2012 under the Assignment Agreement. Pending completion of the registration statement required for closing, the Company commissioned the preparation of a 43-101 property report on the mining concessions. The Company determined during this process that it was in the best interests of the Company to renegotiate the acquisition of the Assignment Agreement to acquire Mid Americas directly thus giving the Company direct ownership of the Option agreement through a wholly owned subsidiary. On January 21, 2013, the Company announced the renegotiation of the Assignment Agreement, whereby the Company would enter into a Share Exchange Agreement with Mid Americas.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
December 31, 2012

Note 3 – Mineral Property Agreements (continued):

Under the terms of the newly negotiated agreement, the Company will acquire all of the issued and outstanding shares of Mid Americas in exchange for the issuance of a total of 100,000,000 shares of common stock of the Company and 5,000,000 shares of preferred stock of the Company. The preferred stock will be convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock. Further, the preferred stock will carry voting rights of 100 shares per each share of preferred stock. All other terms of the original acquisition agreement are to be included in this acquisition agreement. The only terms that have been amended are the acquisition of Mid Americas rather than the assignment of the option agreement, the issuance of shares as defined above and the requirement to register 10,000,000 shares is eliminated.  Further, the Company is not required to file the registration statement for the 40,000,000 shares in order to close the acquisition, but must file the registration statement within three months of closing.

Concurrent with closing of the share exchange agreement, the 300,000,000 shares issued to Mid Americas in trust will be returned to treasury and will issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock to the Mid Americas stockholders in exchange for all of the issued and outstanding shares of Mid Americas.

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

A total of $1,075,000 has been paid pursuant to the Option Agreement to date, of which amount $950,000 was remitted by Mid Americas, and $125,000 by the Company. The Company has paid the remaining $125,000 as of January 31, 2013 to cure any default in respect of the December 1, 2012 cash payment requirement.

The Company is currently preparing a Share Exchange Agreement for execution by all parties based on the terms detailed above and expects to execute this agreement by February 10, 2013. The closing of this transaction will require audited financial statements of Mid Americas and the filing of a Super 8K.

The closing of this transaction may effect a change in control of the Company.

The business combination will be accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Mid Americas. Under reverse acquisition accounting Mid Americas (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares will be restated to reflect the effect of the business combination.  As of the date of this report, the transaction has not yet concluded.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
December 31, 2012

Note 4 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Prepaid news dissemination fees	$1,880	$-
Advances related to mineral property option agreement – Note 3	239,185	-
Tax preparation and bookkeeping expenses	1,400	-
	242,465	-

Note 5 – Short term loans:

During the six month period ended December 31, 2012, the Company received a series of loans in the cumulative amount of $425,000 from an unrelated third party lender. The loans are unsecured, extend for a term of one year from the date the funds are received, and bear interest at 10% per annum, payable on maturity.

During the six month period ended December 31, 2012, the Company accrued interest expenses of $7,520 in relation to the aforementioned loans.

Note 6 – Commitment:

On October 15, 2012, the Company entered into a consulting agreement for a period of three months at the rate of $3,500 per month which agreement concluded on the close of business on December 1, 2012. The Company recorded the amount $10,500 as consulting fees, and paid $3,500 in cash, leaving amount of $7,000 due and payable as of December 31, 2012. Subsequently, the amount of $7,000 was paid in full.

Note 7 – Related party transactions:

On August 22, 2012, Michel Voyer, the then sole director and officer of Swingplane Ventures, Inc. (the “Company”), entered into an agreement to acquire a total 350,000,000 shares of the Company’s common stock from Matthew Diehl, the Company’s former director and officer, in a private transaction for an aggregate total of $35,000. The funds used for this share purchase were Mr. Voyer’s personal funds. Upon conclusion of the transaction Mr. Voyer controlled 74.1% of the Company’s issued and outstanding common stock which effected a change in control of the Company.  Mr. Voyer subsequently transferred a total of 2,500,000 to Johannes Lindorfer, a director of the Company.

On September 10, 2012 and effective on the October 1, 2012, the Company entered into a one-year consulting agreement with Mr. Voyer, in consideration of his management and operation of the Company. Under the terms of the agreement, Mr. Voyer is to be paid $10,000 a month, payable on the 1st of each month, for services to be rendered. During the three month period ended December 31, 2012, Mr. Voyer invoiced the Company $32,157, which included $30,000 in management fees and $2,157 for reimbursement of expenses. The Company made cash payments of $17,057, leaving $15,100 due and payable to Mr. Voyer as of December 31, 2012.

On November 2, 2012, Mr. Voyer returned a total of 337,500,000 shares of the Company’s common stock in respect to the terms of an assignment agreement. (Note 3 – Mineral Property Agreements).

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
December 31, 2012

Note 8 – Issuance of shares:

On November 2, 2012, 337,500,000 shares of common stock were cancelled and 300,000,000 shares of common stock were issued pursuant to certain mineral property option agreements (Note 3).

As of December 31, 2012, there were a total of 435,000,000 shares issued and outstanding, of which a total of 300,000,000 shares are held by the Company for cancelation.

Note 9 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 10 – Subsequent events:

On January 21, 2013, the Company announced the renegotiation of the Assignment Agreement in regard to the acquisition of certain mining concessions in Chile. (Note 3)

On January 31, 2013, the Company received a short term loan in the amount of $125,000.  The loan is unsecured, extends for a term of one year from the date the funds are received, and bears interest at 10% per annum, payable on maturity.  The funds were used to pay the $125,000 which was due under the Option Agreement, bringing the Option agreement into good standing.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 28, 2012, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Swingplane Ventures, Inc.

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

On October 15, 2012, the Company entered into an assignment agreement with Mid Americas (the “Assignment Agreement”). Under the terms of the Assignment Agreement the Company was to acquire all of the rights under an option agreement between Mid Americas Corp and Gunter Stromber and Elsa Dorila Durate Horta (the “Vendors”) whereby Mid Americas has the rights to acquire 75% of certain mining concessions in Chile (the “Option Agreement”).  The Option Agreement required the following actions to be taken to finalize closing:

•	the Company was required to assume the December 1, 2012 payment obligation of $250,000 and all other payments thereafter, which were due under the Option Agreement;

•	cause the cancellation of a total of 337,500,000 of its common stock currently held by Michel Voyer, an officer and director of the Company;

•
file a registration statement with the requisite regulatory authorities to raise up to $10,000,000 by way of the sale of up to 40,000,000 shares of the common stock of  the Company, of which no less than seventy-five percent of the funds raised under such registration statement was  used to fund the required payments under the Option Agreement;

•
 issue a total of 300,000,000 shares of its common stock to Mid Americas or its directed assignees, of which a total of 10,000,000 shares of common stock to be issued to Mid Americas were to be included for registration in the registration statement.

In anticipation of closing, the Company issued 300,000,000 shares of common stock to Mid Americas and the Company’s controlling shareholder, Michel Voyer, returned a total of 337,500,000 shares to treasury. Further as required under the Assignment Agreement the Company undertook, during the period of closing, the payment of certain property taxes to maintain the property and funded $125,000 of the $250,000 required option payment due on December 1, 2012.  The Company was in default on the remaining $125,000 payment due on December 1, 2012 under the Assignment Agreement.  Pending completion of the registration statement required for closing, the Company commissioned the preparation of a 43-101 property report on the mining concessions.  The Company determined during this process that it was in the best interests of the Company to renegotiate the acquisition of the Assignment Agreement to acquire Mid Americas directly thus giving the Company direct ownership of the Option agreement through a wholly owned subsidiary. On January 21, 2013, the Company announced the renegotiation of the Assignment Agreement, whereby the Company would enter into a Share Exchange Agreement with Mid Americas.

Under the terms of the newly negotiated agreement, the Company will acquire all of the issued and outstanding shares of Mid Americas in exchange for the issuance of a total of 100,000,000 shares of common stock of the Company and 5,000,000 shares of preferred stock of the Company. The preferred stock will be convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock. Further, the preferred stock will carry voting rights of 100 shares per each share of preferred stock. All other terms of the original acquisition agreement are to be included in this acquisition agreement. The only terms that have been amended are the acquisition of Mid Americas rather than the assignment of the option agreement, the issuance of shares as defined above and the requirement to register 10,000,000 shares is eliminated.  Further, the Company is not required to file the registration statement for the 40,000,000 shares in order to close the acquisition, but must file the registration statement within three months of closing.

Concurrent with closing of the share exchange agreement, the 300,000,000 shares issued to Mid Americas in trust will be returned to treasury and will issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock to the Mid Americas stockholders in exchange for all of the issued and outstanding shares of Mid Americas.

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

A total of $1,075,000 has been paid pursuant to the Option Agreement to date.  On January 31, 2013, the Company received a loan in the amount of $125,000 and paid the funds to cure any default.   The Option Agreement is in good standing as of the date of this filing.

The Company is currently preparing a Share Exchange Agreement for execution by all parties based on the terms detailed above and expects to execute this agreement by February 5, 2013. The closing of this transaction will require audited financial statements of Mid Americas and the filing of a Super 8K. Mid Americas has advised they expect to provide audited financials by February 10, 2013.

The closing of this transaction may effect a change in control of the Company.

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2012 Compared to Three Month Period Ended December 31, 2011

We generated no revenue for the three month periods ended December 31, 2012 and December 31, 2011, respectively.

During the three month period ended December 31, 2012, we incurred operating expenses of $151,583 as compared to operational income of $3,068 during the three month period ended December 31, 2011, an increase of $154,651. The increase in operating expenses was primarily attributable to an increase in professional fees of $3,077 (2011: Nil), consulting fees of $42,953 (2011: NIL), management fees of $30,000 (2011: NIL), property investigation expenses $65,726 (2011: NIL) and an increase in general and administrative expenses to $9,827 from $80 (2011), The increase to operational expenditures is directly related to a change in management and the Company undertaking a change in business.   During the three month period ended December 31, 2012 we incurred a net loss of ($158,158) as compared to a net gain of $3,068 (2011).  Of this amount loss from operations totaled ($151,583) as compared to $3,068 for the comparable three month period.  Other expenses included in the net loss for 2012 relate to interest expenses in the amount of ($6,575) for the three month period ended December 31, 2012 with no comparable expense for the three months ended December 31, 2011.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

Six Month Period ended December 31, 2012 Compared to Six Month Period Ended December 31, 2011

We generated no revenue for the six month periods ended December 31, 2012 and December 31, 2011, respectively.

During the six month period ended December 31, 2012, we incurred operating expenses of $190,545 as compared to $10,787 incurred during the six month period ended December 31, 2011, an increase of $179,758. The increase in operating expenses was primarily attributable to an increase in legal fees of $16,089 (2011: $4,500), professional fees of $5,577 (2011:$975), consulting fees of $48,829 (2011: $4,500), management fees of $30,000 (2011: NIL), property investigation expenses $65,726 (2011: NIL) and an increase in general and administrative expenses to $24,324 from $2,204 (2011.  The increase to operating expenses is directly related to a change in management and the Company pursuing its new business plan..   During the six month period ended December 31, 2012 we incurred a net loss of ($198,065) as compared to a net loss of ($10,787) incurred during the six month period ended December 31, 2011.  Of this amount loss from operations totaled ($190,545) as compared to ($10,787) for the comparable six month period.  Other expenses included in the net loss for 2012 relate to interest expenses in the amount of ($7,520) for the six month period ended December 31, 2012 with no comparable expense for the six months ended December 31, 2011.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, our current assets were $291,564 as compared to $18,494 as at June 30, 2012 and our current liabilities were $474,585 ( $3,450 as at June 30, 2012), resulting in a working capital deficit of $183,021 as at December 31, 2012 as compared to positive working capital of $15,044 as at June 30, 2012.   The increase in current assets was due to cash in the amount of $49,099 ($18,494 as of June 30, 2012) and prepaid expenses in the amount of $242,465.   This substantive change in our working capital is due to a loan in the amount of $425,000 during the six month period ended December 31, 2012 and expenditures from those proceeds related to a pending transaction with respect to certain mineral prospects under option.  Our current liabilities as of December 31, 2012 increased substantially due to the loan and increased operating expenses as a result of new management and a change in our business focus. Current liabilities were comprised of: (i) $26,965 in accounts payable ($3,450 – June 30, 2012);(ii) $30,000 in accounts payable – related party ($Nil – June 30, 2012); (iii) $425,000 in short term loans ($Nil – June 30, 2012) and (vi) $7,520 interest payable related to the short term loans ($Nil – June 30, 2012).

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future.

We estimate that in the next twelve months we will require a minimum of $12,000,000 of which we will expend approximately $1,000,000 for operations and $11,000,000 as required with respect to an option on certain mining concessions in Chile that are currently in the process of being acquired by way of a share exchange agreement.   This budget does not include any funds for the acquisition of any additional projects.  It is anticipated that the transaction whereby we acquire the option on the mineral concessions will result in a business combination which will be treated as a reverse merger and recapitalization for accounting purposes.

We are an exploration stage company and are in the early stages of developing our business plan. As of the date of this report, we have not generated any revenues and are just commencing operations under our new business initiative. As a result, we have generated operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to undertake our business plan. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

We cannot sustain our operations from existing working capital as we have not generated any revenues and there can be no assurance at this time that we can generate significant revenues from operations.

We will require additional working capital, as we currently have inadequate capital to fund our business strategies, which could severely limit our operations. While we have raised a total of $425,000 for operations, these funds will not be sufficient to maintain our SEC listing expenses and to further our new project. We intend to file a registration statement to raise $10,000,000 of the $11,000,000 required as noted in the aforementioned budget; however, there can be no assurance that we will be able to raise funds under this prospectus offering when approved.  There can be no assurance that any additional financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2012.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2012 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 2, 2102 the Company issued a total of 300,000,000 shares of common stock in trust to Mid Americas Corp.

The Issuer relied upon the “Regulation S” exemption for the issuance of shares as the shares were issued in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

There were no other unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

The actual expenses for the costs of the offering as detailed below totaling $1,000. All other costs of the offering were paid from working capital. The following is the use of proceeds for actual expenses incurred in connection with the issuance and distribution of the securities from the $35,000 raised under the prospectus offering for the period ended December 31, 2012.

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	1,000
Costs of the offering	0	0
Office and Administration	0	0
Total	0	1,000

Following is a table detailing the use of net offering proceeds of $34,000, which are expended to December 31, 2012.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Legal and Accounting	0	14,600
Consulting	0	6,256
Office Furniture, Equipment and Supplies	0	0
Administration Expenses	0	13,144
Total	0	34,000

Our original use of proceeds under the prospectus offering on Form S-1 was as follows:

	Application of Proceeds of $35,000	Actual Expenditures
Offering Expenses
Legal & Professional Fees	1,500	1,000
Accounting Fees	2,500	0
EDGAR Fees	700	0
Blue-sky Fees	800	0
Total Offering Expenses	5,500	0

Net Proceeds from Offering	29,500	1,000

Use of Net Proceeds
Accounting fees & Legal	3,500	14,600
Office Equipment and Furniture	0	0
Office Supplies*	500	0
Product Development	7,000	0
Wages/Contractors - Consulting	6,000	6,256
Sales and Marketing	8,000	0
Working Capital *	4,500	0
Administration Expenses	0	13,144
Total Use of Net Proceeds	29,500	34,000

Total Use of Proceeds	35,000	35,000
•	Included in general and administration expenses

The Company underwent a change in business and therefore did not expend the funds on product development or sales and marketing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
10.1	Assignment Agreement between the Company and Mid Americas Corp dated October 15, 2012	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 16, 2012
10.2	Consulting agreement between the Company and Michel Voyer dated September 10, 2012	Filed herewith
31.1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SWINGPLANE VENTURES, INC.

Date: February 7, 2013	By:	/s/ Michel Voyer
Michel Voyer
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, (Principal Financial Officer), Secretary, Treasurer and Director