Form 10-Q
period 2013-03-31
Swingplane Ventures, Inc.
filed 2013-05-20
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Yes [ X ] No [ ]

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

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

235,000,000 shares of common stock outstanding as of May 15, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SWINGPLANE VENTURES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 8-K/A filed on May 10, 2013.

SWINGPLANE VENTURES, INC.

 (An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine month period ended March 31, 2013

 (Stated in US Dollars)

SWINGPLANE VENTURES, INC.
 (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,423	$-
Prepaid expenses (Note 3,4)	10,905	-
Total Current Assets	48,328	-

TOTAL ASSETS	$48,328	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilties	$49,357	$401,850
Accounts payable, related party	11,259	-
Accrued Interest	22,274	-
Short Term Loans	725,000	-
Total Current Liabilities:	807,890	401,850

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000,000 shares and 0 shares issued and outstanding as at March 31, 2013 and June 30, 2012 respectively	5,000	-
Common stock, $0.001 par value; 550,000,000 shares authorized; 235,000,000 and 5,000,000 shares issued and outstanding as at March 31, 2013 and June 30, 2012 respectively	235,000	5,000
Shares subscriptions receivable	-	(650,000)
Additional Paid-in Capital	496,462	995,000
Accumulated deficit during the exploration stage	(1,496,024)	(751,850)
Total Stockholders’ Equity (Deficit)	(759,562)	(401,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$48,328	$-

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from Inception,
	Three Months	Nine Months	April 23, 2012
	Ended	Ended	Through
	March 31,	March31,	March 31,
	2013	2013	2013

Revenues	$-	$-	$-

Operating expenses:
Exploration expenses	289,090	665,090	1,365,090
Professional Fees	7,020	7,020	7,020
Consulting fees	3,500	3,500	53,500
Legal Fees	13,790	13,790	13,790
Management fee,– related party	20,000	20,000	20,000
General and administrative	26,610	26,610	28,460
Total operating expenses	360,010	736,010	1,487,860
Loss from operations	(360,010)	(736,010)	(1,487,860)

Other income (expense)
Interest Expense	(8,164)	(8,164)	(8,164)
Total other income (expense)	(8,164)	(8,164)	(8,164)
(Loss) before taxes	(368,174)	(744,174)	(1,496,024)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(368,174)	$(744,174)	$(1,496,024)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.03)

Weighted average number of shares outstanding	99,555,556	36,058,394

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDTED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

							Deficit
							Accumulated
					Share	Capital in	During the	Total
	Common Stock		Preferred Stock		Subscriptions	Excess Of	Exploration	Stockholders’
	Shares	Amount $	Shares	Amount $	Receivable $	Par Value $	Stage $	Deficit $

Balance, April 23, 2012 (Date of Inception)	-	-	-	-	-	-	-	-
Shares issued for cash	5,000,000	5,000			(650,000)	995,000	-	350,000
Net loss for the period	-	-	-	-	-	-	(751,850)	(751,850)
Balance , June 30, 2012	5,000,000	5,000	-	-	(650,000)	995,000	(751,850)	(401,850)
Recapitalization effected on February 22, 2013	230,000,000	230,000	5,000,000	5,000	-	(498,538)	-	(263,538)
Share subscriptions receivable	-	-	-	-	650,000	-	-	650,000
Net Loss	-	-				-	(744,174)	(744,174)
Balance, March 31, 2013	235,000,000	235,000	5,000,000	5,000	-	496,462	(1,496,024)	(759,562)

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Cumulative,
	Nine Months	Inception,
	Ended	April 23, 2012
	March 31,	Through
	2013	March 31, 2013

Cash flows from operating activities:
Net (loss)	$(744,174)	$(1,496,024)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	10,417	10,417
Increase (decrease) in accounts payable	10,858	12,708
Increase (decrease) accounts payable, related parties	11,259	11,259
Increase (decrease) in accrued liabilities	(400,000)	-
Net cash used in operating activities	(1,111,640)	(1,461,640)

Cash flows from investing activities:
Cash from acquisition	20,477	20,477
Net cash flows from investing activities	20,477	20,477

Cash flows from financing activities:
Proceeds from sale of common stock	-	1,000,000
Share subscriptions receivable	650,000	-

Short term loan	478,586	478,586
Net cash flows from financing activities	1,128,586	1,478,586
Net cash flows	37,423	37,423

Cash and equivalent, beginning of period	-	-
Cash and equivalent, end of period	$37,423	$37,423

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash investing activities:
Prepaid expenses in other expenses acquired from reverse acquisition	21,322	21,322
Accounts payable acquired from reverse acquisition	44,813	44,813
Accrued interest acquired from reverse acquisition	14,110	14,110
Short term loan acquired from reverse acquisition	246,414	246,414
	$326,659	$326,659

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

On October 15, 2012, the Company entered into an assignment agreement (the “Assignment Agrement”))with Mid Americas Corp. (“Mid Americas”). Under the terms of the assignment agreement the Company was to be assigned all of the rights under an option agreement between Mid Americas Corp and Gunter Stromberger and Elsa Dorila Durate Horta (the “Vendors”). Mid Americas have the rights to acquire 75% of certain mining concessions in Chile from the Vendors (the “Option Agreement”).  With the entry into this agreement the Company determined to change its business focus to enter the Exploration Stage as defined by ASC Topic 915.

On January 21, 2013, the Company announced the renegotiation of the Assignment Agreement, whereby the Company would enter into a share exchange agreement with Mid Americas, which closed on February 22, 2013 (Note 3).

On February 8, 2013, the Company filed a certificate of designation with the State of Nevada whereby they designated of the series of 5,000,000 shares of Preferred Stock, as the Series A Preferred Stock. (the “Series A Preferred Stock”).  The Series A Preferred Stock is entitled to a preference over all of the shares of common stock (the “Common Stock”) of the Corporation and shall rank pari passu with any other series of the Corporation’s Preferred Stock, with respect to the distribution of assets in the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, or any other distribution of the assets of the Corporation among its shareholders for the purpose of winding up its affairs.  The holders of Series A Preferred Stock shall not be entitled to receive any dividends.

On February 22, 2013, the Company and Mid Americas closed the Share Exchange Agreement which effected a change in control.  Under the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of Mid Americas in exchange for the issuance of a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock of the Company issued to the shareholders of Mid Americas. The preferred stock is convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock. Further, the preferred stock will carry voting rights of 100 shares of common stock for each one share of preferred stock.

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

Effective March 30, 2013 there is a default on the obligation under Section 3.4 of the Option Agreement whereby Mid Americas was required to place certain funds in trust for exploration expenditures, which amount as at the date of the default would have been $8,634,910.

Basis of presentation - These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary, Mid Americas.  All material intercompany balances and transactions have been eliminated in consolidation.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

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

Mineral Property and Development Costs –The Company is a natural resource exploration stage company and anticipates acquiring, exploring, and if warranted and feasible, developing natural resource assets.

All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration expenditures are expensed when incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized. Capitalized costs will be amortized following commencement of commercial production using the unit of production method over the estimated life of proven and probable reserves.

Prior to the date of these financial statements, the Company has incurred only property option costs and exploration related costs which have been expensed in their entirety due to o the nature of the underlying terms of the agreement more fully discussed in Note 4 below.

To date the Company has not established any proven or probable reserves on its mineral properties.

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
Level 3:                   Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At March 31, 2013 and June 30, 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2013, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Business combination:

On October 15, 2012, the Company entered an assignment agreement with Mid Americas Corp, a Belize corporation, (the “Assignment Agreement”) whereby the  Company was to acquire all of the rights under an option agreement and two amendments thereto under which Mid Americas has the rights to acquire 75% of certain mining concessions in Chile (the “Option”).

Specifically, on April 23, 2012, Mid Americas entered into the Option with Gunter Stromberger and Elsa Dorila Durate Horta in respect to a property known as the Algarrobo.  Under the terms of the Option, Mid Americas has the rights to acquire 75% of certain mining concessions in Chile from the Vendors in consideration for cash payments. On July 27, 2012, Mid Americas entered into Amendment Number 1 to the Option, and on September 27, 2012, Mid Americas entered into Amendment Number 2 to the Option.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 3 – Business combination: (continued)

The following actions were required to be taken to close the Assignment Agreement:

-	the Company was required to assume the November 30, 2012 payment obligation of $250,000 and all other payments thereafter, which were due under the Option;

-	cause the cancellation of a total of 337,500,000 of its common stock currently held by Michel Voyer, an officer and director of the Company;

-
file a registration statement with the requisite regulatory authorities to raise up to $10,000,000 by way of the sale of up to 40,000,000 shares of the common stock of the Company, of which no less than seventy-five percent of the funds raised under such registration statement was used to fund the required payments under the Option ;

-
issue a total of 300,000,000 shares of its common stock to Mid Americas or its directed assignees, of which a total of 10,000,000 shares of common stock to be issued to Mid Americas were to be included for registration in the registration statement.

In anticipation of closing, per the terms of the Assignment Agreement, the Company issued 300,000,000 shares of common stock to Mid Americas which was held in trust subject to final documentation and the Company’s controlling shareholder, Michel Voyer, returned a total of 337,500,000 shares to treasury.

As required under the Assignment Agreement, the Company undertook, during the period of closing, the payment of certain property taxes to maintain the property and funded $125,000 of the $250,000 required option payment due on November 30, 2012. The Company was in default on the remaining $125,000 payment due as of November 30, 2012 which amount was remitted on January 31, 2013.

Pending completion of the registration statement required for closing, the Company commissioned the preparation of a 43-101 property report on the mining concessions. The Company determined during this process that it was in the best interests of the Company to renegotiate the Assignment Agreement in order to acquire Mid Americas directly, thus giving the Company direct ownership of the Option through a wholly owned subsidiary. On January 21, 2013, the Company announced the renegotiation of the Assignment Agreement, whereby the Company would enter into a Share Exchange Agreement with Mid Americas.

Under the terms of the Share Exchange Agreement, which closed on February 22, 2013, the Company has acquired all of the issued and outstanding shares of Mid Americas in exchange for the issuance of a total of 100,000,000 shares of common stock of the Company and 5,000,000 shares of preferred stock of the Company to the shareholders of Mid Americas, also effecting a change in control. The preferred stock is convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock. Further, the preferred stock carries voting rights of 100 shares per each share of preferred stock. All other terms of the Assignment Agreement are included in the Share Exchange agreement. The only terms that have been amended are the acquisition of Mid Americas rather than the assignment of the Option, the issuance of shares as defined above and the elimination of the requirement to register 10,000,000 shares of stock for Mid Americas.. Further, the Company is not required to file the registration statement for the 40,000,000 shares to raise $10,000,000.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 3 – Business combination: (continued)

Concurrent with closing of the Share Exchange Agreement, the 300,000,000 shares issued to Mid Americas in trust under the terms of the Assignment Agreement were returned to treasury and the Company issued a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock to the shareholders of Mid Americas in exchange for all of the issued and outstanding capital stock of Mid Americas.

As a result of the transaction, the shareholders of Mid Americas acquired 42.5% of our issued and outstanding common stock and 100% of our issued and outstanding preferred stock, Mid Americas became our wholly-owned subsidiary, and we acquired the business and operations of Mid Americas.

The business combination is accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction will be presented as a continuation of the Mid Americas. Under reverse acquisition accounting Mid Americas (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares of the Company will be restated to reflect the effect of the business combination and Mid Ameicas will become a 100% owned subsidiary of the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the business combination transaction date:

Cash and cash equivalents	$20,477
Prepaid expenses in other expenses	21,322
Total identifiable assets	$41,799

Accounts payable	$44,813
Accrued interest	14,110
Short term loan	246,414
Total identifiable liabilities	$305,337

Net identifiable assets	(263,538)

Note 4 – Mineral Property Agreements:

On April 23, 2012 Mid Americas Corp., a corporation incorporated under the laws of the country of Belize (“Mid Americas”)entered into a Mineral Property Option Agreement (the “Option Agreement”) with Gunter Stromberger and Elsa Dorila Durate Horta (the “Vendors”) in respect to a property known as the Algarrobo.  Under the terms of the Option Agreement Mid Americas has the right to acquire 75% of certain mining concessions in Chile from the Vendors in consideration for cash payments. On July 27, 2012 Mid Americas entered into Amendment Number 1 to the Original Property Agreement, and on September 27, 2012, Mid Americas entered into Amendment Number 2 to the Original Property Agreement (the “Amendments”).

On October 15, 2012, the Company entered into an assignment agreement with Mid Americas (the “Assignment Agreement”). Under the terms of the assignment agreement the Company was to be assigned all of the rights under the Option Agreement between Mid Americas Corp and Gunter Stromberger and Elsa Dorila Durate Horta (the “Vendors”).  On January 21, 2013 the Company and Mid Americas determined to renegotiate the Assignment Agreement in favor of a share exchange agreement which would supersede any previous agreements.

On February 22, 2013, the Company closed a voluntary Share Exchange Agreement among the Company, Mid Americas, and the stockholders of Mid Americas whereby Mid Americas became a wholly owned subsidiary of the Company.  (ref: Note 3 – Business combination)

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 4 – Mineral Property Agreements: (continued)

The Company’s wholly owned subsidiary has the following obligations under the Option Agreement:

(i)	$950,000 cash payments through to October 15, 2012 which have been paid
(ii)	$250,000 cash payment on November 30, 2012, which has been paid
(iii)	$750,000 cash payment on or before June 30, 2013
(iv)	$750,000 cash payment on or before June 30, 2014
(v)	$5,000,000 cash payment to be made from net proceeds of Production.

Further, the agreement calls for Mid Americas to incur expenditures in an aggregate amount of $20,000,000 over a period of three (3) years from the Effective Date, October 1, 2012, as well as certain additional obligations, as follows:

Section 3.4

(i)
$10,000,000 to be placed in trust with the Optionee for expenditure on the Property within 180 days from the Effective Date to be fully expended within eighteen (18) months of the Effective Date. (March 30, 2013);

(ii)	$10,000,000 to be expended on or before three years from the Effective Date (October 1, 2015);

(iii)
until the Option is earned retain the services of Gunter Stromberger at a fee of $25,000 per month, which fee shall commence with the commencement of operations on the mining concessions by the Company.

All sums paid to the Optionors under Section 3.2 shall be expressly understood to be Expenditures under Section 3.4 which the Optionee must incur pursuant to said Section in order to maintain in force and exercise the Option

A total of $1,365,090 has been paid pursuant to the Option Agreement to date, of which amount $951,000 was remitted by Mid Americas and $414,090 by the Company.  Of amounts remitted by the Company $250,000 related to cash payments required under Section 3.2 to meet certain payment obligations, with a further $164,090 expended for geologist, analysis and consultancy fees.  As of March 31, 2013, the Company has recorded $1,365,090 as exploration expenses, all of which amount is allocated to the total expenditure requirement in Section 3.4(a)(i) of  $10,000,000.

Effective March 30, 2013 there is a default on the obligation under Section 3.4 of the Option Agreement whereby Mid Americas was required to place certain funds in trust for exploration expenditures, which amount as at the date of the default would have been $8,634,910.

Note 5 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Prepaid news dissemination fees	$2,601	$-
Prepaid legal fees	6,904	-
Tax preparation and bookkeeping expenses	1,400	-
	10,905	-

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 6 – Short term loans:

During the nine month period ended March 31, 2013, the Company received a series of loans in the cumulative amount of $725,000 from an unrelated third party lender. The loans are unsecured, extend for a term of one year from the date the funds are received, and bear interest at 10% per annum, payable on maturity.

During the nine month period ended March 31, 2013, the Company accrued interest expenses of $8,164 in relation to the aforementioned loans.

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

On November 2, 2012, Mr. Voyer returned a total of 337,500,000 shares of the Company’s common stock in respect to the terms of an assignment agreement. On February 25, 2013, pursuant to the terms of the Share Exchange Agreement, Mr. Michel Voyer will resign as President, Chief Executive Officer, Chief Financial Officer Secretary, Treasurer of the Company. (ref Note 3 – Business combination)

On November 14, 2012, Mr. Lindorfer, an officer director of the Company was paid $5,000 in respect of services provided in preparation of a geological report for the Company with respect to the Algarrobo property.

On February 25, 2013, Mr. Carlos De la Torre was appointed as the Company’s President and Chief Executive Officer and as a director of the Company.  Mr. De la Torre will also fill the role of acting Chief Financial Officer and Secretary until such time as those positions are filled.  Mr. De la Torre received 10,000,000 common shares pursuant to the Share Exchange Agreement and a company of which Mr. De la Torre is an officer and director, Toucan Tropical Consulting Ltd. received a total of 3,250,000 shares of preferred stock and 10,000,000 shares of common stock which were issued to Gunter Stromberger at the director of Toucan.   At the closing of the transaction, Toucan Toucan holds a total of 3,250,000 shares of preferred stock convertible into 162,500,000 shares of common stock directly. Carlos De La Torre, the sole officer and director of Toucan holding voting and dispositive control over the shares held by Toucan holds a total of 10,000,000 common shares directly, thus collectively they control 69.1% of the votes, and as such are the controlling stockholders of the Company.

Mr. De la Torre entered into a verbal management agreement with the Company, whereby Mr. De la Torre would  receive $10,000 per month as management fees, plus any out of pocket expenses. During the period ended March 31, 2013, Mr. Torre invoiced the Company $21,259, which included $20,000 in management fees and $1,259 for reimbursement of expenses. The Company made cash payments of $10,000, leaving $11,259 due and payable to Mr. Torre as of March 31, 2013.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 8 – Issuance of shares:

On February 22, 2013, we closed a Share Exchange Agreement among the Company, Mid Americas, and the stockholders of Mid Americas. (ref: Note 3 – Business combination).

Under the terms of the Share Exchange Agreement, we issued a total of 100,000,000 shares of common stock of the Company and 5,000,000 shares of preferred stock of the Company to the stockholders of Mid Americas in exchange for 100% of the issued and outstanding capital stock of Mid Americas. All outstanding shares have been restated to reflect the effect of the business combination.

As at March 31, 2013, the Company had a total of 235,000,000 shares of common stock and 5,000,000 preferred shares issued and outstanding.

Note 9 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 10 – Subsequent events:

On May 13, 2013, a default notice was issued to Swingplane from the Optionors. The Company has been in touch with the Optionors and a trip to Chile by representatives of the Company and Mid Americas has been set for May 23, 2013 in order to work out a go forward plan for the project.  If the Optionors and the Company cannot reach an agreement by June13, 2013, then Mid Americas will have lost all rights and interest in and to the Property.

As of the date of this filing, the Company has had communications with potential joint venture partners who have expressed a serious interest in funding the further exploration and development of the Algarobbo property.  No formal agreements can be entered into without the approval of the Optionors and a renegotiation of the current terms of the existing Option Agreement.  All agreements will require a property visit by the interested parties.   The Company also expects to meet with AMEC when in Chile to review a draft of their report and hopes to have a finalized report by May 31, 2013.

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

On October 15, 2012, the Company entered into an assignment agreement with Mid Americas (the “Assignment Agreement”). Under the terms of the Assignment Agreement the Company was to acquire all of the rights under an option agreement between Mid Americas Corp and Gunter Stromber and Elsa Dorila Durate Horta (the “Vendors”) whereby Mid Americas has the rights to acquire 75% of certain mining concessions in Chile (the “Option Agreement”).  The Agreement required the following actions to be taken to finalize closing:

•	the Company was required to assume the November 30, 2012 payment obligation of $250,000 and all other payments thereafter, which were due under the Option Agreement;

•	cause the cancellation of a total of 337,500,000 of its common stock currently held by Michel Voyer, an officer and director of the Company;

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

In anticipation of closing, the Company issued 300,000,000 shares of common stock to Mid Americas and the Company’s controlling shareholder, Michel Voyer, returned a total of 337,500,000 shares to treasury. Further as required under the Assignment Agreement the Company undertook, during the period of closing, the payment of certain property taxes to maintain the property and funded $125,000 of the $250,000 required option payment due on November 30, 2012.  The Company was in default on the remaining $125,000 payment due on November 30, 2012 under the Assignment Agreement, which amount was settled in full on January 31, 2013.  Pending completion of the registration statement required for closing, the Company commissioned the preparation of a 43-101 property report on the mining concessions.  The Company determined during this process that it was in the best interests of the Company to renegotiate the acquisition of the Assignment Agreement to acquire Mid Americas directly thus giving the Company direct ownership of the Option agreement through a wholly owned subsidiary. On January 21, 2013, the Company announced the renegotiation of the Assignment Agreement, whereby the Company would enter into a Share Exchange Agreement with Mid Americas.

Under the terms of the Share Exchange Agreement, which closed on February 22, 2013 and effected a change in control of the Company, the Company has acquired all of the issued and outstanding shares of Mid Americas in exchange for the issuance of a total of 100,000,000 shares of common stock of the Company and 5,000,000 shares of preferred stock of the Company to the shareholders of Mid Americas. The preferred stock is convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock. Further, the preferred stock carries voting rights of 100 shares per each share of preferred stock.  All other terms of the Assignment Agreement are included in the Share Exchange agreement. The only terms that have been amended are the acquisition of Mid Americas rather than the assignment of the Option, the issuance of shares as defined above and the elimination of the requirement to register 10,000,000 shares of stock for Mid Americas. Further, the Company is not required to file the registration statement for the 40,000,000 shares to raise $10,000,000.

Concurrent with closing of the Share Exchange Agreement, the 300,000,000 shares issued to Mid Americas in trust under the terms of the Assignment Agreement were returned to treasury and the Company issued a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock to the shareholders of Mid Americas in exchange for all of the issued and outstanding capital stock of Mid Americas.

As a result of the transaction, the shareholders of Mid Americas acquired 42.5% of our issued and outstanding common stock and 100% of our issued and outstanding preferred stock, Mid Americas became our wholly-owned subsidiary, and we acquired the business and operations of Mid Americas.

The Company’s wholly owned subsidiary has the following obligations under the Option Agreement:

(i)	$950,000 cash payments through to October 15, 2012 which have been paid
(ii)	$250,000 cash payment on November 30, 2012, which has been paid
(iii)	$750,000 cash payment on or before June 30, 2013
(iv)	$750,000 cash payment on or before June 30, 2014
(v)	$5,000,000 cash payment to be made from net proceeds of Production.

Further, the agreement calls for Mid Americas to incur expenditures in an aggregate amount of $20,000,000 over a period of three (3) years from the Effective Date, October 1, 2012, as well as certain additional obligations, as follows:

Section 3.4

(i)
$10,000,000 to be placed in trust with the Optionee for expenditure on the Property within 180 days from the Effective Date to be fully expended within eighteen (18) months of the Effective Date. (March 30, 2013);

(ii)	$10,000,000 to be expended on or before three years from the Effective Date (October 1, 2015);

(iii)
until the Option is earned retain the services of Gunter Stromberger at a fee of $25,000 per month, which fee shall commence with the commencement of operations on the mining concessions by the Company.

All sums paid to the Optionors under Section 3.2 shall be expressly understood to be Expenditures under Section 3.4 which the Optionee must incur pursuant to said Section in order to maintain in force and exercise the Option.

A total of $1,365,090 has been paid pursuant to the Option Agreement to date, of which amount $951,000 was remitted by Mid Americas and $414,090 by the Company.  Of amounts remitted by the Company $250,000 related to cash payments required under Section 3.2 to meet certain payment obligations, with a further $164,090 expended for geologist, analysis and consultancy fees.  As of March 31, 2013, the Company has recorded $1,365,090 as exploration expenses, all of which amount is allocated to the total expenditure requirement in Section 3.4(a)(i) of  $10,000,000.

Effective March 30, 2013 there is a default on the obligation under Section 3.4 of the Option Agreement whereby Mid Americas was required to place certain funds in trust for exploration expenditures, which amount as at the date of the default would have been $8,634,910.

RESULTS OF OPERATIONS

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 8-K/A filed on May 10, 2013.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed.

Three month period ended March 31, 2013 and from inception (April 23, 2012)

During the three month period ended March 31, 2013 and from Inception (April 23, 2012) to March 31, 2013, we earned no revenues from operations.

The Company has recently completed a reverse merger with an inception date of April 23, 2012 and therefore there is no comparable data for the three months ended March 31, 2012.

For the three month period ended March 31, 2013 we incurred a net loss of $368,174. This loss is primarily attributed to exploration expenses of $289,090, management fees of $20,000, professional fees of $24,310, including legal fees and consulting fees, and general and administrative expenses of $26,610.   All of the aforementioned expenses are related to our new business operations. We also incurred interest of $8,164 on loans for operating capital.

Nine month period ended March 31, 2013 and from inception (April 23, 2012)

During the nine month period ended March 31, 2013 and from Inception (April 23, 2012) to March 31, 2013, we earned no revenues from operations.

The Company has recently completed a reverse merger with an inception date of April 23, 2012 and therefore there is no comparable data for the nine months ended March 31, 2012.

For the nine month period ended March 31, 2013 we incurred a net loss of $744,174. This loss is primarily attributed to exploration expenses of $665,090, management fees of $20,000, professional fees of $24,310, including legal fees and consulting fees, and general and administrative expenses of $26,610.   All of the aforementioned expenses are related to our new business operations. We also incurred interest of $8,164 on loans for operating capital.

Period from inception, April 23, 2012 to March 31, 2013

Our revenues from inception to date have been $nil.  Since inception, we have an accumulated deficit during the exploration stage of $1,496,024.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, our current assets were $48,328 as compared to $Nil as at June 30, 2012 and our current liabilities were $807,890 ( $401,850 as at June 30, 2012), resulting in a working capital deficit of $759,562 as at March 31, 2013 as compared to negative working capital of $401,850 as at June 30, 2012.   The increase in current assets was due to cash in the amount of $37,423 ($Nil as of June 30, 2012) and prepaid expenses in the amount of $10,905 as compared to $Nil as of June 30, 2012.    Our current liabilities as of March 31, 2013 increased substantially due to the loan and increased operating expenses as a result of new management and a change in our business focus. Current liabilities were comprised of $49,357in accounts payable ($401,850 – June 30, 2012), $11,259 in accounts payable – related party ($Nil – June 30, 2012); $725,000 in short term loans ($Nil – June 30, 2012) and $22,274 in accrued interest ($Nil – June 30, 2012).

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future.

We estimate that in the next twelve months we will require a minimum of $12,000,000 of which we will expend approximately $1,000,000 for operations and $11,000,000 as required with respect to an option on certain mining concessions in Chile.   This budget does not include any funds for the acquisition of any additional projects.

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

As at the date of this filing we had approximately $37,000 for operations, but we have arranged funding of up to an additional  $100,000 on terms yet to be finalized with an unrelated third party, of which the first $25,000 has been funded to Mid Americas and will be used to pay outstanding expenses related to property reports and property visits.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2012 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that are required to be disclosed.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2013 we issued 100,000,000 shares of common stock and 5,000,000 shares of preferred stock convertible into a total of 250,000,000 shares of common stock to certain individuals and corporate entities to fulfill the terms of a Share Exchange Agreement more fully described in Note 3 to the financial statements contained herein.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On May 13, 2013, a default notice was issued to Swingplane from the Optionors. The Company has been in touch with the Optionors and a trip to Chile by representatives of the Company and Mid Americas has been set for May 23, 2013 in order to work out a go forward plan for the project. If the Optionors and the Company cannot reach an agreement by June13, 2013, then Mid Americas will have lost all rights and interest in and to the Property.

As of the date of this filing, the Company has had communications with potential joint venture partners who have expressed a serious interest in funding the further exploration and development of the Algarobbo property. No formal agreements can be entered into without the approval of the Optionors and a renegotiation of the current terms of the existing Option Agreement. All agreements will require a property visit by the interested parties. The Company also expects to meet with AMEC when in Chile to review a draft of their report and hopes to have a finalized report by May 31, 2013.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
2.1	Excecuted Share Exchange Agreement by and between the Company, Mid Americas Corp., and the stockholders of Mid Americas Corp. dated February 22, 2013	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 9, 2013.
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Certificate of Amendment – Increase in Authorized Shares	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
3.3	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
4.1	Certificate of Designation – Preferred Stock	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
10.1	Executed Assignment Agreement between the Company and Mid Americas Corp., dated October 15, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 9, 2013
10.2	Executed Option Agreement by and between Mid Americas Corp. and Gunter Stromber and Elsa Dorila Durate Horta, dated April 23, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 9, 2013
10.3	Executed Amendment No. 1 to Option Agreement, dated July 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 9, 2013
10.4	Executed Amendment No. 2 to Option Agreement, dated September 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 9, 2013
10.5	Executed Consulting Agreement with Michel Voyer, dated October 1, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 9, 2013
21	List of Subsidiaries	Mid Americas Corp., a corporation incorporated under the laws of the country of Belize
31.1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Audited Financial Statements of Mid Americas Corp. as of June 30, 2012.	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 9, 2013
99.2	Revised and Restated Financial Statements of Mid Americas Corp. as of December 31, 2012.	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 9, 2013
99.3	Revised and Restated Pro Forma Financial Statements	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 13, 2013
101.INS*	XBRL Instance Document	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*
*To be filed by Amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SWINGPLANE VENTURES, INC.

Date: May 20, 2013	By:	/s/ Carlos de la Torre
Carlos de la Torre
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, (Principal Financial Officer), Secretary, Treasurer and Director