Form 10-Q/A
period 2012-12-31
Swingplane Ventures, Inc.
filed 2013-07-11
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X ]
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

435,000,000 shares of common stock outstanding as of February 1, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Swingplane Ventures, Inc., amends our interim report on Form 10-Q for the six month period ended December 31, 2012 as filed with the Securities and Exchange Commission on February 8, 2013, and is being filed to make the following amendments:

(1)
To amend the Company’s treatment of amounts expended with respect to certain Mineral Property Option agreements fully disclosed in Note 3 to reclassify from prepaid expenses to exploration expenses and accrued liabilities, as applicable.  This adjustment in accounting policy has been reflected in the Balance Sheets, Statements of Operations, Statements of Changes in Stockholders’ Deficit and Statements of Cash Flows as of December 31, 2012;

(2)	To augment the disclosure included in Note 2 – Summary of Significant Accounting Policies to include a discussion of our policy for recording Mineral Property Option and Development Costs;
(3)
To augment the disclosure contained in Note 3 – Mineral Property Agreements to clarify amounts recorded exploration expenses and/or accrued liabilities, and to clarify the accounting treatment of certain amounts expended under the terms of the Option Agreement discussed therein;

(4)	To amend Note 4, Prepaid Expenses, to eliminate amounts previously recorded as Advances under the Mineral Property Option agreements: and,
(5)	To include in Note 7 – Related Party Transactions, detail on a transaction with a related party, the narrative for which was previously omitted in error.
(6)	Item 2. Management's Discussion and Analysis has been updated to reflect the aforementioned changes to the financial statements included herein.

Other than as set out above, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date(s), and does not modify or update in any way disclosures made in the original Form 10-Q.

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

SWINGPLANE VENTURES, INC.

 (A Development Stage Corporation)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)
(RESTATED)

(UNAUDITED)

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
BALANCE SHEETS
(Restated)

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,099	$18,494
Prepaid expenses	3,280	-
Total Current Assets	52,379	18,494

TOTAL ASSETS	$52,379	$18,494

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$151,965	$3,450
Accounts payable – related party	15,100	-
Accrued Interest	7,520	-
Short Term Loans	425,000	-
Total Current Liabilities:	599,585	3,450

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 550,000,000 shares authorized; 435,000,000 and 472,500,000 shares issued and outstanding as at December 31, 2012 and June 30, 2012 respectively	435,000	472,500
Shares held for cancellation	(300,000)	-
Additional Paid-in Capital	(90,000)	(427,500)
Accumulated deficit during the development stage	(592,206)	(29,956)
Total Stockholders’ Equity (Deficit)	(547,206)	15,044

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$52,379	$18,494

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
STATEMENTS OF OPERATIONS
(Restated)
(Unaudited)

					Cumulative from Inception,
					June 24, 2010
	Three Months Ended		Six Months Ended		Through
	December 31,	December 31	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012
Revenues
Sales	$-	$-	$-	$-	$-

Operating expenses:
Professional Fees	3,077	-	5,577	975	15,552
Consulting fees	42,953	(3,148)	48,829	3,108	55,085
Legal Fees	-	-	16,089	4,500	20,589
Management fee – related party	30,000	-	30,000	-	30,000
Property investigation expenses	65,726	-	65,726	-	65,726
Exploration expenses, note 3	364,185	-	364,185	-	364,185
General and administrative	9,827	80	24,324	2,204	33,549
Total operating expenses	515,768	(3,068)	554,730	10,787	584,686
Loss from operations	(515,768)	3,068	(554,730)	(10,787)	(584,686)

Other income (expense)
Interest Expense	(6,575)	-	(7,520)	-	(7,520)
Total other income (expense)	(6,575)	-	(7,520)	-	(7,520)
(Loss) before taxes	(522,343)	3,068	(562,250)	(10,787)	(592,206)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(522,343)	$3,068	$(562,250)	$(10,787)	$(592,206)

Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding	448,598,901	13,500,000	460,614,754	10,731,532

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Restated)
(Unaudited)

					Deficit
					Accumulated
			Shares	Capital in	During the	Total
	Common Stock		Held for	Excess Of	Development	Stockholders’
	Shares	Amount $	Cancelation $	Par Value $	Stage $	Deficit $

Balance, June 24, 2010 (Date of Inception)	-	-	-	-	-	-

Issuance of common stock for cash at $0.001 per share (June 24, 2010)	350,000,000	350,000	-	(340,000)	-	10,000
	-	-		-	-	-
Net loss for the period June 24, 2010 (Date of Inception ) through June 30, 2010	-	-	-	-	-	-
Balance , June 30, 2010	350,000,000	350,000	-	(340,000)	-	10,000

Net Loss	-	-		-	(12,000)	(12,000)
Balance, June 30, 2010	350,000,000	350,000	-	(340,000)	(12,000)	(12,000)

Issuance of common stock for cash at $0.001 per share ( September 6, 2011)	122,500,000	122,500	-	(87,500)	-	35,000
Net Loss					(17,959)	(17,956)
Balance, June 30, 2012	472,500,000	472,500	-	(427,500)	(29,956)	15,044

Shares cancelled per option agreement	(337,500,000)	(337,500)	-	337,500	-	-
Shares issued per option agreement	300,000,000	300,000	(300,000)	-	-	-
Net Loss	-	-		-	(562,250)	(562,250)
Balance, December 31, 2012	435,000,000	435,000	(300,000)	(90,000)	(592,206)	(547,206)

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
STATEMENTS OF CASH FLOWS
(Restated)
(Unaudited)

			Cumulative,
	Six	Six	Inception,
	Months Ended	Months Ended	June 24, 2010
	December 31,	December,	Through
	2012	2011	December 31, 2012

Cash flows from operating activities:
Net (loss)	$(562,250)	$(10,787)	$(592,206)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	(3,280)	-	(3,280)
Accounts payable, trade	38,615	(450)	42,065
Accrued liabilities	125,000	-	125,000
Interest Expense	7,520	-	7,520
Net cash used in operating activities	(394,395)	(11,237)	(420,901)

Cash flows from investing activities:
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	35,000	45,000
Short Term Loan	425,000	-	425,000
Net cash flows from financing activities	425,000	35,000	470,000
Net cash flows	30,605	25,763	49,099

Cash and equivalent, beginning of period	18,494	200	-
Cash and equivalent, end of period	$49,099	$23,963	$49,099

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012
(Restated)
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
(Restated)
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

Prior to the date of these financial statements, the Company has incurred only property option costs and exploration related costs which have been expensed in their entirety due to o the nature of the underlying terms of the agreement more fully discussed in Note 3 below.

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

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Restated)
(Unaudited)
December 31, 2012

Note 1 - Organization and summary of significant accounting policies: (continued)

Federal income taxes  (continued) -We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended December 31, 2012, the Company has had limited operations. As of December 31, 2012, the Company has not emerged from the exploration stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future exploration and development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Restated)
(Unaudited)
December 31, 2012

Note 3 – Mineral Property Agreements (continued):

In anticipation of closing, the Company issued 300,000,000 shares of common stock to Mid Americas and the Company’s controlling shareholder, Michel Voyer, returned a total of 337,500,000 shares to treasury. Further as required under the Assignment Agreement the Company undertook, during the period of closing, the payment of certain property taxes to maintain the property, and certain other exploration expenses and funded $125,000 of the $250,000 required option payment due on November 30, 2012.  The Company was in default on the remaining $125,000 payment due on November 30, 2012 under the Assignment Agreement.  Pending completion of the registration statement required for closing, the Company commissioned the preparation of a 43-101 property report on the mining concessions.  The Company determined during this process that it was in the best interests of the Company to renegotiate the acquisition of the Assignment Agreement to acquire Mid Americas directly thus giving the Company direct ownership of the Option agreement through a wholly owned subsidiary. On January 21, 2013, the Company announced the renegotiation of the Assignment Agreement, whereby the Company would enter into a Share Exchange Agreement with Mid Americas.

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

Concurrent with closing of the share exchange agreement, the 300,000,000 shares issued to Mid Americas in trust will be returned to treasury and the Company will issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock to the Mid Americas stockholders in exchange for all of the issued and outstanding shares of Mid Americas.

Under the Option Agreement, Section 3.2, and certain amendments thereto, Mid Americas is required to pay the following payments:

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

Further, the agreement calls for Mid Americas to incur expenditures in an aggregate amount of $20,000,000 over a period of three (3) years from the Effective Date, October 1, 2012, as well as certain additional obligations, as follows:

Section 3.4

(a)	Incur Expenditures in an aggregate amount of $20,000,000 over a period of three (3) years from the Effective Date as follows:

(i)
$10,000,000 to be placed in trust with the Optionee for expenditure on the Property within 180 days from the Effective Date to be fully expended within eighteen (18) months of the Effective Date. (March 30, 2013);

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Restated)
(Unaudited)
December 31, 2012

Note 3 – Mineral Property Agreements (continued):

(ii)	$10,000,000 to be expended on or before three years from the Effective Date (October 1, 2015);

(iii)
 until the Option is earned retain the services of Gunter Stromberget at a fee of $25,000 per month, which fee shall commence with the commencement of operations on the mining concessions by the Company.

All sums paid to the Optionors under Section 3.2 shall be expressly understood to be Expenditures under Section 3.4 which the Optionee must incur pursuant to said Section in order to maintain in force and exercise the Option

As at December 31, 2012, a total of $951,000 has been remitted by Mid Americas as option payments under the terms of the Option Agreement which amount has been allocated to exploration expenses, and a further $239,185 (including $125,000 of the Option payment due as of November 30, 2012 totaling $250,000) has been paid by Swingplane.  The amount of $125,000 has been accrued as a current liability on Swingplane’s balance sheet representing the remaining $125,000 payment as due and payable.  Payments made and incurred by Swingplane are reflected in their entirety as Exploration Expenses on the Company’s Statements of Operations.  Swingplane remitted the remaining $125,000 which was due on November 30, 2012 on January 31, 2013 to retire the current obligation, refer to Note 8 – Subsequent events for additional details.

As of December 31, 2012 the Company and Mid Americas have incurred total expenditures in relation to the Option Agreement totaling $1,315,185.

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

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Restated)
(Unaudited)
December 31, 2012
Note 4 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Prepaid news dissemination fees	$1,880	$-
Tax preparation and bookkeeping expenses	1,400	-
	3,280	-

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

On November 14, 2012 Mr. Lindorfer, an officer director of the Company was paid $5,000 in respect of services provided in preparation of a geological report for the Company with respect to the Algarrobo property discussed above in Note 3.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
(Restated)
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

Note 9 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company

Note 10 – Reclassifications:

After completion of a detailed review of the Mineral Property Agreements described above (ref Note 3), the Company determined to reclassify amounts previously recorded on the Company's Balance Sheets as Prepaid Expenses - Advances related to Mineral Property Option Agreements, as Exploration expenses, in order to more clearly reflect the accounting treatment described under the terms of the Option Agreement, Section  3.4, whereby   all sums paid to the Optionors under Section 3.2 shall be expressly understood to be Expenditures under Section 3.4 which the Optionee must incur pursuant to said Section in order to maintain in force and exercise the Option

The effect of the reclassification on the Company’s balance sheets as of December 31, 2012 and the statements of operations, statements of cash flows and statement of changes in stockholders’ deficit for the six month period ended December 31, 2012 is that payments remitted under the terms of the  Option Agreement previously recorded as prepaid advances are now expensed and reflected as exploration expenses.

Note 11 – Subsequent events:

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

In anticipation of closing, the Company issued 300,000,000 shares of common stock to Mid Americas and the Company’s controlling shareholder, Michel Voyer, returned a total of 337,500,000 shares to treasury. Further as required under the Assignment Agreement the Company undertook, during the period of closing, the payment of certain property taxes to maintain the property and funded $125,000 of the $250,000 required option payment due on December 1, 2012.  The Company was in default on the remaining $125,000 payment due on December 1, 2012 under the Assignment Agreement, which amount has been accrued as a current liability.  Pending completion of the registration statement required for closing, the Company commissioned the preparation of a 43-101 property report on the mining concessions.  The Company determined during this process that it was in the best interests of the Company to renegotiate the acquisition of the Assignment Agreement to acquire Mid Americas directly thus giving the Company direct ownership of the Option agreement through a wholly owned subsidiary. On January 21, 2013, the Company announced the renegotiation of the Assignment Agreement, whereby the Company would enter into a Share Exchange Agreement with Mid Americas.

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

Under Section 3.2 of the Option Agreement and certain amendments thereto, Mid Americas is required to pay the following payments:

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

Further, the agreement calls for Mid Americas to incur expenditures in an aggregate amount of $20,000,000 over a period of three (3) years from the Effective Date, October 1, 2012, as well as certain additional obligations, as follows:

Section 3.4

(a)	Incur Expenditures in an aggregate amount of $20,000,000 over a period of three (3) years from the Effective Date as follows:

(i)
$10,000,000 to be placed in trust with the Optionee for expenditure on the Property within 180 days from the Effective Date to be fully expended within eighteen (18) months of the Effective Date. (April 1, 2013)

(ii)	$10,000,000 to be expended on or before three years from the Effective Date

(iii)
until the Option is earned retain the services of Gunter Stromberger at a fee of $25,000 per month, which fee shall commence with the commencement of operations on the mining concessions by the Company.

All sums paid to the Optionors under Section 3.2 shall be expressly understood to be Expenditures under Section 3.4 which the Optionee must incur pursuant to said Section in order to maintain in force and exercise the Option

As at December 31, 2012, a total of $951,000 has been remitted by Mid Americas as option payments under the terms of the Option Agreement which amount has been allocated to exploration expenses, and a further $239,185 (including $125,000 of the Option payment due as of December 1, 2012 totaling $250,000) has been paid by Swingplane.  A further $125,000 has been accrued as a current liability on Swingplane’s balance sheet representing the remaining $125,000 payment as due and payable.  Payments made and incurred by Swingplane are reflect in their entirety as Exploration Expenses on the Company’s Statements of Operations.  Swingplane remitted the remaining $125,000 due as of December 1, 2012 on January 31, 2013 to retire the current obligation, refer to Note 8 – Subsequent events for additional details.

As of December 31, 2012 the Company and Mid Americas have incurred total expenditures in relation to the Option Agreement totaling $1,315,185.

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

During the three month period ended December 31, 2012, we incurred operating expenses of $515,768 as compared to operational income of $3,068 during the three month period ended December 31, 2011, an increase of $518,836. The increase in operating expenses was primarily attributable to our entry into an Option Agreement as more fully discussed in Note 3 to the financial statements contained herein, which carries certain option payment obligations and the requirement to undertake exploration costs whereby during the current three month period we incurred exploration related expenses totaling $364,185, with no similar expenditures in the prior comparative period.  We also experienced an increase in professional fees of $3,077 (2011: Nil), consulting fees of $42,953 (2011: NIL), management fees of $30,000 (2011: NIL), property investigation expenses related to the Option Agreement noted above of $65,726 (2011: NIL) and an increase in general and administrative expenses to $9,827 from $80 (2011),. The increase to operational expenditures is directly related to a change in management and the Company undertaking a change in business and its entry into mineral exploration operations.   During the three month period ended December 31, 2012 we incurred a net loss of ($522,343) as compared to a net gain of $3,068 (2011).  Of this amount loss from operations totaled ($515,768) as compared to $3,068 for the comparable three month period.  Other expenses included in the net loss for 2012 relate to interest expenses in the amount of ($6,575) for the three month period ended December 31, 2012 with no comparable expense for the three months ended December 31, 2011.

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

During the six month period ended December 31, 2012, we incurred operating expenses of $554,730 as compared to $10,787 incurred during the six month period ended December 31, 2011, an increase of $543,943. The increase in operating expenses was primarily attributable to our entry into an Option Agreement as more fully discussed in Note 3 to the financial statements contained herein, which carries certain option payment obligations and the requirement to undertake exploration costs whereby during the current three month period we incurred exploration related expenses totaling $364,185, with no similar expenditures in the prior comparative period.  We also experienced an  increase in legal fees of $16,089 (2011: $4,500), professional fees of $5,577 (2011:$975), consulting fees of $48,829 (2011: $4,500), management fees of $30,000 (2011: NIL), property investigation expenses related to the Option Agreement noted above of $65,726 (2011: NIL) and an increase in general and administrative expenses to $24,324 from $2,204 (2011).

The increase to operating expenses is directly related to a change in management and the Company pursuing its new business plan, including the entry into an agreement to acquire an interest in certain mineral concessions.   During the six month period ended December 31, 2012 we incurred a net loss of ($562,250) as compared to a net loss of ($10,787) incurred during the six month period ended December 31, 2011.  Of this amount loss from operations totaled ($554,730) as compared to ($10,787) for the comparable six month period.  Other expenses included in the net loss for 2012 relate to interest expenses in the amount of ($7,520) for the six month period ended December 31, 2012 with no comparable expense for the six months ended December 31, 2011.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, our current assets were $52,379 as compared to $18,494 as at June 30, 2012 and our current liabilities were $599,585 ($3,450 as at June 30, 2012), resulting in a working capital deficit of $547,206as at December 31, 2012 as compared to positive working capital of $15,044 as at June 30, 2012.   The increase in current assets was due to cash in the amount of $49,099 ($18,494 as of June 30, 2012) and prepaid expenses in the amount of $3,280.   This substantive change in our working capital is due to a loan in the amount of $425,000 during the six month period ended December 31, 2012, an accrued liability of $125,000 related to certain mining option payments unable to be met on the due date,  and expenditures from those proceeds related to a pending transaction with respect to the  mineral prospects under option.  Our current liabilities as of December 31, 2012 increased substantially due to the loan and increased operating expenses as a result of new management and a change in our business focus to the mining sector. Current liabilities were comprised of: (i) $151,965 in accounts payable and accrued liabilities ($3,450 – June 30, 2012);(ii) $30,000 in accounts payable – related party ($Nil – June 30, 2012); (iii) $425,000 in short term loans ($Nil – June 30, 2012) and (vi) $7,520 interest payable related to the short term loans ($Nil – June 30, 2012).

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
*Included in general and administration expenses

The Company underwent a change in business and therefore did not expend the funds on product development or sales and marketing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Amendment No.1 to the Report on Form 10-Q:

Exhibit Number	Description
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
10.1	Assignment Agreement between the Company and Mid Americas Corp dated October 15, 2012	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 16, 2012
10.2	Consulting agreement between the Company and Michel Voyer dated September 10, 2012	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on February 8, 2013.
31.1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

SWINGPLANE VENTURES, INC.

Date: July 11, 2013	By:	/s/ Carlos de la Torre
Carlos de la Torre
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, (Principal Financial Officer), Secretary, Treasurer and Director