Form 10-K
Swingplane Ventures, Inc.
filed 2013-10-15
CIK 1497046

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54571
Commission File Number

SWINGPLANE VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2919616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Alcantara 200, piso 6, Las Condes, Santiago, Chile	7550159
(Address of principal executive offices)	(Zip Code)

(800) 373-0537
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $28,175,000 based on the closing price of $0.23 as reported as of December 31, 2012 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

235,000,000 shares of common stock outstanding as of October 11, 2013 5,000,000 shares of Series A preferred stock outstanding as of October 11, 2013

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

ITEM 1.  BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Swingplane" mean Swingplane Ventures, Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is Alcantara 200, piso 6, Las Condes, Santiago, Chile. Our telephone number is (800) 373-0537. Our website is http://swingplaneventuresinc.com.

Our common stock is quoted on the OTCBB (“Over-the-Counter- Bulletin-Board”) under the symbol "SWVI".

Swingplane Ventures, Inc. was incorporated in the State of Nevada on June 24, 2010 with the intention of selling men’s and women’s golf apparel.   In August, 2012, the Company underwent a change in control and determined to pursue opportunities in the mining industry.

We have one wholly owned subsidiary Mid Americas Corp., a company incorporated pursuant to the laws of the country of Belize on April 23, 2012.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Historical Information

Our  initial business plan was  to sell men’s and women’s golf apparel.   In August, 2012, the Company underwent a change in control and determined to pursue opportunities in the mining industry.

On October 15, 2012, the Company entered into an Assignment Agreement with Mid Americas (the “Assignment Agreement”). Under the terms of the Assignment Agreement the Company was assigned all of the rights under an option agreement between Mid Americas and Gunter Stromber and Elsa Dorila Durate Horta (the “Optionors”) which granted to Mid Americas,  the rights to acquire a 75% interest  of certain  mining concessions in Chile.   On January 21, 2013, the Company renegotiated the Assignment Agreement with Mid Americas to a share exchange agreement and on February 22, 2013, the Company, Mid Americas and the Selling Stockholders closed the agreement whereby Mid Americas became a wholly owned subsidiary of the Company.   The Company was unable to raise the required funding to continue the mining acquisition and Mid Americas lost all rights to the Algarrobo property on June 15, 2013.

The Company historically undertook all of its operations in the mining industry through Mid Americas which was a natural resource exploration stage company in the business of acquiring, exploring, and if warranted and feasible, developing natural resource assets.  Mid Americas’ activities have been limited to the formation, the raising of equity capital, the development of a plan to develop and monetize the Algarrobo property.

With the loss of the sole asset of the Company, the Company reverted back  to shell status on June 15, 2013.

Current Business

We are currently a natural resource exploration stage company in the business of acquiring, exploring, and if warranted and feasible, developing natural resource assets.

We currently have one wholly owned subsidiary, Mid Americas Corp. which was acquired by way of a share exchange agreement in February 2013.  However, as Mid Americas Corp. no longer holds any mining assets and the Company is currently in negotiation with a project based in Mexico, it is our intention to divest ourselves of Mid Americas and, if successful in acquiring a mining project in Mexico, to undertake operations through a Mexican based subsidiary.

We are currently a defined as a shell company pursuant to the Exchange Act Rule 12b-2.  The term shell company means a registrant, other than an asset-backed issuer as defined in Item 1101(b) of Regulation AB (§ 229.1101(b) of this chapter), that has:

(1) No or nominal operations; and

(2) Either:

(i) no or nominal assets;

(ii) assets consisting solely of cash and cash equivalents; or

(iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

This means that under the revised Rule 144(i), no shareholder can utilize the Rule 144 exemption from registration to sell his shares if the issuer is a shell company unless the Company has met the requirements to cure its shell status under Rule 144(i)(2).

To “cure” its shell status under Rule 144(i)(2), the Company must meet the following requirements:

1.	is no longer a shell company as defined in Rule 144(i)(1);

2.
has filed all reports (other than Form 8-K reports) required under the Securities Exchange Act of 1934 for the preceding 12 months (or for a shorter period that the issuer was required to file such reports and materials); and

3.
has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1), and at least one year has elapsed since the issuer filed that information with the SEC.

Rule 144 is the exclusive means, absent registration, by which affiliates of an issuer as well as holders of “restricted” stock (i.e., stock received in an unregistered private placement or an equivalent transaction) may effect public sales of their stock.  Without the ability to utilize the Rule 144 exemption, current and prospective holders of restricted stock are stuck with an illiquid investment for at least one year from the date the Company files current “Form 10 information” with the SEC unless the Company  undertakes the process of filing a resale registration statement with the SEC.  This prolonged period of illiquidity may repel  investors, and, therefore the Company may face difficulties raising capital in the equity markets until such time as the Company can file a registration statement or cure the shell status.

The Company is currently focused exclusively on the acquisition and development of mineral resource properties.On June 15, 2013, Mid Americas, the wholly owned subsidiary of the Company lost its interest by a default of the Option Agreement for certain mining concessions in Chile.

The Company intends to continue to review projects with a view to completing another acquisition.  There can be no assurance that the Company will be able to secure an agreement on any  projects or that if it can reach agreement that it will be able to raise the required financing.

Market, Customers and Distribution Methods

We believe that large and well capitalized markets are readily available for all metals and precious metals throughout the world. A futures market for the pricing and delivery of future production of metals and precious metals also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities, production in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of resource legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions and overall levels of supply and demand for mineral exploration.  In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable mining properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

●	keeping our costs low;

●	relying on the strength of our management’s contacts; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Environmental Regulations

We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines. The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not have any  patents, trademarks, licenses, franchises, concessions, royalty agreement or labor contracts as of the date of this filing and we did not have any as of June 30, 2013, having lost our rights to the mining concessions in Chile on June 15, 2013.

Research and Development

We did not incur any research and development expenses during the period from June 24, 2010 (inception) to the period ended June 30, 2013.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the jurisdiction in which we acquire any mining concessions or mining claims, including those which govern prospecting, mineral exploration, drilling, mining, production, mineral extraction, transportation of minerals, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and several other matters. Currently, there are no costs associated with our compliance with such regulations and laws. There is presently no need for any government approval of our business as we do not have any current projects and are seeking projects.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known as we do not know the size, quality of any resource or reserve at this time. It is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Environmental Regulations

Our exploration activities are also subject to various federal and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment and in material compliance with applicable environmental laws and regulations. Changes to current local or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating costs. Although we are unable to predict what additional legislation and the associated costs of such legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

Employees

As of June 30, 2013 we did not have any employees. Carlos De la Torre, our sole director and officer spends about 20 hours per week on our operations on a consulting basis.

ITEM 1A.  RISK FACTORS

An investment in our securities should be considered highly speculative due to various factors, including the nature of our business and the present stage of our development. An investment in our securities should only be undertaken by persons who have sufficient financial resources to afford the total loss of their investment. In addition to the usual risks associated with investment in a business, the following is a general description of significant risk factors which should be considered. You should carefully consider the following material risk factors and all other information contained in this Annual Report before deciding to invest in our Common Shares. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Additional risks and uncertainties we do not presently know or that we currently deem immaterial may also impair our business, financial condition or operating results.

Risks Related to our Business and Associated with Mining

Due to our inability to fund the option agreement and the loss of all rights, title or interest in our mining concessions, the Company has reverted back to shell company status, which will impact certain of the Company’s stockholders and on the ability of the Company to raise financing.

With the loss of the any rights, title or interest to the prior mining concessions, the Company has again become a shell company as defined in Exchange Act Rule 12b-2.  The term shell company means a registrant, other than an asset-backed issuer as defined in Item 1101(b) of Regulation AB (§ 229.1101(b) of this chapter), that has:

(1) No or nominal operations; and

(2) Either:

(i) No or nominal assets;

(ii) Assets consisting solely of cash and cash equivalents; or

(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

This means that under the revised Rule 144(i), no shareholder can utilize the Rule 144 exemption from registration to sell his shares if the issuer is a shell company unless the Company has met the requirements to cure its shell status under Rule 144(i)(2).

To “cure” its shell status under Rule 144(i)(2), the Company must meet the following requirements:

1.	is no longer a shell company as defined in Rule 144(i)(1);

2.
has filed all reports (other than Form 8-K reports) required under the Securities Exchange Act of 1934 for the preceding 12 months (or for a shorter period that the issuer was required to file such reports and materials); and

3.
has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1), and at least one year has elapsed since the issuer filed that information with the SEC.

Rule 144 is the exclusive means, absent registration, by which affiliates of an issuer as well as holders of “restricted” stock (i.e., stock received in an unregistered private placement or an equivalent transaction) may effect public sales of their stock.  Without the ability to utilize the Rule 144 exemption, current and prospective holders of restricted stock are stuck with an illiquid investment for at least one year from the date the Company files current “Form 10 information” with the SEC unless the Company  undertakes the process of filing a resale registration statement with the SEC.  This prolonged period of illiquidity may repel  investors, and, therefore the Company may face difficulties raising capital in the equity markets until such time as the Company can file a registration statement or cure the shell status.

We depend on our sole officer and director and the loss of this individual could adversely affect our business.

Our Company is completely dependent on our sole officer and director, Carlos De la Torre.   We currently have no employees and the loss of this individual could significantly and adversely affect our business. We do not carry any life insurance on our directors and officers.

If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow our business effectively.

Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization, as well as to identify, contract with, motivate and retain contract personnel on an outsourced basis for special projects. Our continued ability to compete effectively depends on our ability to attract new employees. As we become a more mature company, we may find our recruiting efforts more challenging.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may struggle to grow our business.

We currently have no source of operating cash flow and we have a history of operating losses.

We have no revenues from operations and we have a history of operating losses. We will not receive revenues from operations at any time in the near future, and we have no prior year’s history of earnings or cash flow. We have incurred losses. There can be no assurance that our operations will ever generate sufficient revenues to fund our continuing operations or that we will ever generate positive cash flow from our operations. Further, we can give no assurance that we will attain or sustain profitability in any future period.

Mineral exploration is highly speculative in nature and there can be no certainty of our successful development of profitable commercial mining operations.

The exploration and development of mineral properties involve significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few explored properties develop into producing mines. Substantial expenses may be incurred to locate and establish mineral reserves, develop metallurgical processes, and construct mining and processing facilities at a particular site. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; metals prices which are highly cyclical; drilling and other related costs that appear to be rising; and government regulations, including those related to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

There is no certainty that the expenditures made by us towards the exploration and evaluation of mineral deposits will result in discoveries of commercial quantities of ore.

Because our business involves numerous operating hazards, we may be subject to claims of a significant size, which would cost a significant amount of funds and resources to rectify. This could force us to cease our operations.

Our operations are subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure and cratering. The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs, which would adversely affect our business.

Damage to the environment could also result from our operations. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. Our cost of doing business may be affected by the regulatory burden on the mineral industry. Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.  Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations. Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations.

We cannot be sure that our proposed business operations will not violate environmental laws in the future.  Our operations and properties are subject to extensive laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to health and safety. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences; (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities;  (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former operations; and (v) impose substantial liabilities for pollution resulting from our proposed operations.  The exploration of mineral reserves are subject to all of the usual hazards and risks associated with mineral exploration, which could result in damage to life or property, environmental damage, and possible legal liability for any or all damages. Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program. Even though we are at liberty to obtain insurance against certain risks in such amounts we deem adequate, the nature of those risks is such that liabilities could exceed policy limits or be excluded from coverage. We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future. There are also risks against that we cannot, or may not elect to insure. The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our financial position, future earnings, and/or competitive positions.

Mining operations generally involve a high degree of risk.

Mining operations are subject to all the hazards and risks normally encountered in the exploration, development and production of base or precious metals, including unusual and unexpected geological formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Mining operations could also experience periodic interruptions due to bad or hazardous weather conditions and other acts of God. Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailing disposal areas, which may result in environmental pollution and consequent liability.

If any of these risks and hazards adversely affect our mining operations or our exploration activities, they may: (i) increase the cost of exploration to a point where it is no longer economically feasible to continue operations; (ii) require us to write down the carrying value of one or more mines or a property; (iii) cause delays or a stoppage in the exploration of minerals; (iv) result in damage to or destruction of mineral properties or processing facilities; and (v) result in personal injury, death or legal liability. Any or all of these adverse consequences may have a material adverse effect on our financial condition, results of operations, and future cash flows.

We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. We will be competing with many exploration companies that have significantly greater personnel, financial, managerial and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials prior to undertaking exploration programs. If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials.

The prices of metals are highly volatile and a decrease in metal prices can have a material adverse effect on our business.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations in the metals market from the time exploration for a mine is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop a minerals property at a time when the price of the underlying metals make such exploration economically feasible and, subsequently, incur losses because metal prices have decreased. Adverse fluctuations of metals market prices may force us to curtail or cease our business operations.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We plan to conduct mineral exploration on mineral properties.  The search for valuable minerals as a business is extremely risky.  We can provide investors with no assurance that additional exploration on these properties will establish that commercially exploitable reserves of minerals exist on these properties.  Additional potential problems that may prevent us from discovering any reserves of minerals on these property include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates.  If we are unable to establish the presence of commercially exploitable reserves of minerals on these properties, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Our operating costs could be adversely affected by inflationary pressures especially to labor, equipment, and fuel costs.

The global economy is currently experiencing a period of high commodity prices and as a result the mining industry is attempting to increase production at new and existing projects, while also seeking to discover, explore and develop new projects.  This has caused significant upward price pressures in the costs of mineral exploration companies, especially in the areas of skilled labor and drilling equipment, both of which are in tight supply and whose costs are increasing.  Continued upward price pressures in our exploration costs may have an adverse impact to our business.

Severe weather or violent storms could materially affect our operations due to damage or delays caused by such weather.

Our exploration activities are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration activities.  There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities.  Delays or damage caused by severe weather could materially affect our operations or our financial position.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements for the period ended June 30, 2013,  include a going concern note from our auditors. The Company has had limited operations. As of June 30, 2013, the Company has not emerged from the exploration stage and has no revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The future of our Company is dependent upon the Company identifying projects of merit, and bringing them to future profitable operations. Our management will need to seek additional financing in the future. These conditions raise substantial doubt about our Company’s ability to continue as a going concern.

Risk Related to an Investment in Our Securities and our Status as a Public Company

The relative lack of public company experience of our management may put us at a competitive disadvantage.

Our management lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have had no prior responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.  While we are currently seeking additional qualified directors and officers for the Company we may not be able to find such individuals or the costs to retain them may be prohibitive to us at this time due to our limited financial resources.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.

This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)	Inadequate segregation of duties consistent with control objectives

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources.  We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

Our common shares are subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and stockholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common shares are currently traded under the symbol “SWVI,” but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Stockholder should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Holders of the Series A Preferred Stock have certain voting rights, which if voted collectively, could result in a control of any matters put before the Company’s stockholders for a vote.

We have issued a total of 5,000,000 shares of Series A Preferred Stock.   Except with respect to matters which adversely affect the holders of Series A Preferred Stock, as required by law, or as required by the Articles of Incorporation, the holders of Series A Preferred and the holders of Common Stock shall be entitled to notice of any stockholders' meeting and to vote as a single class upon any matter submitted to the stockholders for a vote, on the following basis:

(a)	holders of Common Stock shall have one vote per share of Common Stock held by them; and

(b)	holders of Series A Preferred Stock shall have 100 votes per share of Series A Preferred Stock held by them.

Holders of the Series A Preferred Stock have voting rights with respect to matters that generally require the approval of voting stockholders, in addition to voting rights as specifically required by Nevada law . In the event the holders of Series A Preferred Stock vote collectively as to any matter put before a vote, such holders of Series A Preferred Stock could control the vote.  While the holders of Series A Preferred Stock have not advised that they intend to vote collectively on any matter, nor are we aware of any voting agreements currently in place, we cannot know with certainty that such holders of Series A Preferred Stock will not vote collectively in the future or enter into any voting agreements.

If we issue additional shares in the future, whether in connection with a financing or in exchange for services or rights, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 550,000,000 shares of common stock with a par value of $0.001 per share, and 5,000,000 shares of preferred stock, $0.001 per share.  Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties, to fund our overhead and general operating requirements and in exchange for services rendered to the Company. Such issuances may not require the approval of our shareholders.  Any future issuances may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock.  If we issue any such additional shares in the future, such issuance will reduce the proportionate ownership and voting power of all current shareholders.

There may be future dilution of our common stock as a result of the conversion of our outstanding preferred stock, which may adversely affect the market price of our common stock.

We have issued 5,000,000 shares of Preferred Stock.  Each share of Preferred Stock will be convertible at the option of the holder thereof into 50 shares of our common stock. The conversion of some or all of the Preferred Stock will dilute the ownership interest of our existing common stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of the outstanding shares of our common stock and the Preferred Stock. In addition, the existence of our Preferred Stock may encourage short selling or arbitrage trading activity by market participants because the conversion of our Preferred Stock could depress the price of our equity securities.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K is filed with the Commission reflecting our status as a non-“shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K reflecting our status as a non-“shell company” and we have otherwise complied with the other requirements of Rule 144.

As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange.  We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements.  We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list.  We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information.  Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future.  To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

Our Company’s sole officer and director currently owns 45.58% of the voting rights and investors may find that his votes may be contrary to their interest.

Carlos De la Torre controls 45.58% of the voting rights of the issued and outstanding shares of the Company.   Based on his holdings he may have a significant percentage of voting rights such that he may have an overwhelming influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  Our bylaws require that at any meeting of the stockholders a quorum be present in order to transact such business.    A quorum under our bylaws is defined as a majority of the issued and outstanding voting shares of the Company represented in person, or by proxy.  If a quorum is present, the affirmative vote of the holders of a majority of the voting shares represented at the meeting and entitled to vote on the matter shall be the act of the stockholders, unless a vote of greater number by classes is required by the laws of the State of Nevada, the Articles of Incorporation or the Company Bylaws.   As it is unusual that all shareholders would attend a meeting either in person or by proxy, should Mr. De la Torre be in attendance at a meeting where a quorum is present his significant stockholdings may allow him to control any voting at the meetings.  Further, since Mr. De la Torre holds 45.58% of the voting powers in order to form a quorum, should Mr. De la Torre determine not to attend a meeting,  the remaining shareholders holding at least 50% of the issued and outstanding voting shares of the Company would have to attend any meeting either in person or by proxy. Therefore the shares controlled by Mr. De la Torre have a significant influence on any voting matters which may be contrary to the interests of the other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We have historically operated remotely from the corporate offices in Chile. These offices provide mail, telephone answering services and the use of office facilities as required. The fees for these offices are approximately $300 per month. Our offices are at Alcantara 200, piso 6, Las Condes, Santiago, Chile 7550159.  Our telephone number is 800-373-0537.  Mr. De la Torre provides office space in Mexico at his current residence for the provision of his services to the Company, free of charge. As of the date of this filing we have terminated our agreement for the offices in Chile as we no longer have operations in Chile.  We are seeking to establish offices in Mexico subject to being able to successfully close a project in Mexico.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) maintained by the Financial Industry Regulatory Authority (“FINRA”), under the trading symbol “SWVI”.  Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended June 30, 2013 and June 30, 2012.  The first data available in regard to the high and low closing bid prices for the Company is from October 22, 2012.

Quarter	High ($)	Low ($)
4th Quarter ended 6/30/2013	0.1090	0.016
3rd Quarter ended 3/31/2013	1.00	0.10
2nd Quarter ended 12/31/2012	0.23	0.15
1st Quarter ended 9/30/ 2012	0.00	0.00

4th Quarter ended 6/30/2012	0.00	0.00
3rd Quarter ended 3/31/2012	0.00	0.00
2nd Quarter ended 12/31/2011	0.00	0.00
1st Quarter ended 9/30/2011	0.00	0.00

The above information was taken from information on OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of the date of this Current Report, 235,000,000 shares of common stock are issued and outstanding.  There are 18 shareholders of record of our common stock.

As of the date of this Current Report, 5,000,000 shares of our Preferred Stock are issued and outstanding.  There are 13 holders of record of our Preferred Stock.

Transfer Agent and Registrar

The Transfer Agent for our common stock is Empire Stock Transfer Inc., with an address at 1859 Whitney Mesa Dr., Henderson, N.V. 89014.  Their telephone number is (702) 818-5898.   Their website is www.empirestock.com.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

Results of Operations

We generated no revenue for the fiscal years ended June 30, 2013 and June 30, 2012, and we have never generated any revenue.

For the fiscal year ended June 30, 2013, we incurred operating expenses of $873,903 as compared to $751,850 incurred during the fiscal year ended June 30, 2012, an increase of $122,053. The increase was due to an increase in legal fees of $47,938 (2012: $Nil), professional fees of $16,751 (2012:$Nil), management fees of $25,000 (2012: Nil), an increase in general and administrative expenses to $51,484 from $1,850 (2012) offset by a decrease in consulting fees to $34,771 as compared to $50,000 (2012) and a decrease in explorations expenses from $700,000 to $697,959(2012).

 During the fiscal year ended June 30, 2013 we incurred a net loss of $900,143 as compared to a net loss of $751,850 incurred during the fiscal year ended June 30, 2012.  Of this amount, loss from operations totaled $873,903 at June 30, 2013 as compared to $751,850 as at June 30, 2012.  Other expenses included in the net loss for 2013 relate to interest expenses in the amount of $26,240 for the fiscal year ended June 30, 2013 with no comparable expense for the fiscal year ended June 30, 2012.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

Liquidity and Capital Resources

As of June 30, 2013, our current assets were $8,153 as compared to $Nil as at June 30, 2012 and our current liabilities were $923,684 ($401,850 as at June 30, 2012), resulting in a working capital deficit of $915,531 as at June 30, 2013 as compared to deficit of  working capital of $401,850 as at June 30, 2012.   The increase in current assets was due to cash in the amount of $2,724 ($Nil as of June 30, 2012) and prepaid expenses in the amount of $5,429.   This substantive change in our working capital is due to loans in the amount of $725,000 during the fiscal year ended June 30, 2013.  Our current liabilities as of June 30, 2013 increased substantially due to the loan and increased operating expenses as a result of new management and a change in our business focus to the mining sector. Current liabilities were comprised of: (i) $152,335 in accounts payable and accrued liabilities ($401,850 – June 30, 2012) ;( ii) $6,000 in accounts payable – related party ($Nil – June 30, 2012); (iii) $725,000 in short term loans ($Nil – June 30, 2012) and (vi) $40,349 interest payable related to the short term loans ($Nil – June 30, 2012).

As of the date of this Annual Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future.

We estimate that in the next twelve months we will require a minimum of $500,000 of which we will expend approximately $100,000 for operations and $400,000 as required with respect to the acquisition of projects.  It is anticipated that the transaction whereby we acquire the option on the mineral concessions will result in a business combination which will be treated as a reverse merger and recapitalization for accounting purposes.

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

We will require additional working capital, as we currently have inadequate capital to fund our business strategies, which could severely limit our operations.    We currently have no cash with which to continue operations and are dependent on debt and equity investments. There can be no assurance that any additional financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

SWINGPLANE VENTURES, INC.

FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
AUDITED

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Swingplane Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of Swingplane Ventures, Inc. (“the Company”) as of June 30, 2013 and 2012 and the period from inception (April 23, 2012) to June 30, 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swingplane Ventures, Inc., as of June 30, 2013 and 2012 and the period from inception (April 23, 2012) to June 30, 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Denver, CO
October 15, 2013

SWINGPLANE VENTURES, INC.
 (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,724	$-
Prepaid expenses (Note 3,4)	5,429	-
Total Current Assets	8,153	-

TOTAL ASSETS	$8,153	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$152,335	$401,850
Accounts payable – related party	6,000	-
Accrued Interest	40,349	-
Short Term Loans	725,000	-
Total Current Liabilities:	923,684	401,850

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000,000 shares and 0 shares issued and outstanding as at June 30, 2013 and June 30, 2012 respectively	5,000	-
Common stock, $0.001 par value; 550,000,000 shares authorized; 235,000,000 and 5,000,000 shares issued and outstanding as at June 30, 2013 and June 30, 2012 respectively	235,000	5,000
Shares subscriptions receivable	-	(650,000)
Additional Paid-in Capital	496,462	995,000
Accumulated deficit during the exploration stage	(1,651,993)	(751,850)
Total Stockholders’ Equity (Deficit)	(915,531)	(401,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$8,153	$-

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from Inception,
	Fiscal Year	Fiscal Year	April 23, 2012
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2013	2012	2013
Revenues
Sales	$-	$-	$-

Operating expenses:
Exploration expenses	697,959	700,000	1,397,959
Professional Fees	16,751	-	16,751
Consulting fees	34,771	50,000	84,771
Legal Fees	47,938	-	47,938
Management fee	25,000	-	25,000
General and administrative	51,484	1,850	53,334
Total operating expenses	873,903	751,850	1,625,753
Loss from operations	(873,903)	(751,850)	(1,625,753)

Other income (expense)
Interest Expense	(26,240)	-	(26,240)
Total other income (expense)	(26,240)	-	(26,240)
(Loss) before taxes	(900,143)	(751,850)	(1,651,993)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(900,143)	$(751,850)	$(1,651,993)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.15)

Weighted average number of shares outstanding	85,657,534	5,000,000

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDTED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

							Deficit
							Accumulated
					Share	Capital in	During the	Total
	Common Stock		Preferred Stock		Subscriptions	Excess Of	Exploration	Stockholders’
	Shares	Amount $	Shares	Amount $	Receivable $	Par Value $	Stage $	Deficit $

Balance, April 23, 2012 (Date of Inception)	-	-	-	-	-	-	-	-
Shares issued for cash	5,000,000	5,000			(650,000)	995,000	-	350,000
Net loss for the period	-	-	-	-	-	-	(751,850)	(751,850)
Balance , June 30, 2012	5,000,000	5,000	-	-	(650,000)	995,000	(751,850)	(401,850)
Recapitalization effected on February 22, 2013	230,000,000	230,000	5,000,000	5,000	-	(498,538)	-	(263,538)
Share subscriptions receivable	-	-	-	-	650,000	-	-	650,000
Net Loss	-	-	-	-	-	-	(900,143)	(900,143)
Balance, June 30, 2013	235,000,000	235,000	5,000,000	5,000	-	496,462	(1,651,993)	(915,531)

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative,
	Fiscal Year	Fiscal Year	Inception,
	Ended	Ended	April 23, 2012
	June 30,	June 30,	Through
	2013	2012	June 30, 2013

Cash flows from operating activities:
Net (loss)	$(900,143)	$(751,850)	$(1,651,993)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	15,893	-	15,893
Increase (decrease) in accounts payable	137,911	1,850	139,761
Increase (decrease) in accrued liabilities	(400,000)	400,000	-
Net cash used in operating activities	(1,146,339)	(350,000)	(1,496,339)

Cash flows from investing activities:
Cash from acquisition	20,477	-	20,477
Net cash flows from investing activities	20,477	-	20,477

Cash flows from financing activities:
Proceeds from sale of common stock	-	350,000	1,000,000
Subscription receivable	650,000	-	-
Short term loan	478,586	-	478,586
Net cash flows from financing activities	1,128,586	350,000	1,478,586
Net cash flows	2,724	-	2,724

Cash and equivalent, beginning of period	-	-	-
Cash and equivalent, end of period	$2,724	$-	$2,724

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash investing activities:
Prepaid expenses in other expenses acquired from reverse acquisition	$21,322	$-	$21,322
Accounts payable acquired from reverse acquisition	44,813	-	44,813
Accrued interest acquired from reverse acquisition	14,110	-	14,110
Short term loan acquired from reverse acquisition	246,414	-	246,414
	$326,659	$-	$326,659

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

On October 15, 2012, the Company entered into an assignment agreement (the “Assignment Agreement”) with Mid Americas Corp. (“Mid Americas”). Under the terms of the assignment agreement the Company was to be assigned all of the rights under an option agreement between Mid Americas Corp and Gunter Stromberger and Elsa Dorila Durate Horta (the “Vendors”). Mid Americas have the rights to acquire 75% of certain mining concessions in Chile from the Vendors (the “Option Agreement”).  With the entry into this agreement the Company determined to change its business focus to enter the Exploration Stage as defined by ASC Topic 915.

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

The business combination has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Mid Americas. Under reverse acquisition accounting Mid Americas (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree).

Effective March 30, 2013 there is a default on the obligation under Section 3.4 of the Option Agreement whereby Mid Americas was required to place certain funds in trust for exploration expenditures, which amount as at the date of the default would have been $8,634,910.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

On May 27, 2013, the Company negotiated an extension on the notice of Default that was filed pursuant to an Option Agreement and amendments thereto with its wholly owned subsidiary, Mid Americas.   Under the terms of the extension agreement, the Company was required to pay approximately $55,000 in property maintenance fees on or before June 15, 2013.    Under the extension agreement the Optionors agreed to evaluate Swingplane’s proposal to renegotiate the existing Option Agreements and the amendments thereto at such time as the Optionees, in attendance with potential joint venture partners, attend at the property on or about June 7, 2013.

Mid Americas Corp. paid the funds in trust to its Chilean legal counsel on June 5, 2013 to pay the property taxes to be paid prior to June 15, 2013, subject to the renegotiation.

On June 7, 2013, management and the potential joint venture partner met with the Optionors and spent two days undertaking a property visit.

At the end of the property visit, the potential joint venture partner proposed to Mid Americas and the Optionors a joint venture whereby they would undertake a joint venture to earn 65% of the project by way of funding the property, in phases as warranted, through to a feasibility study. They proposed to undertake mapping, sampling and drilling programs to determine if a mine plan could be executed.   They further proposed that upon determination to proceed to construction of a mine, they would fund construction and would carry the Optionor and Mid Americas to be repaid from production.   The exploration program proposed was estimated to be a four year program.

During the exploration program, the Optionors and Mid Americas could continue small mining production on the property to generate revenues.    The Company proposed to raise the funds for a small miner exploitation plan, which would require some additional sampling and some minor drilling of the property to be able to provide some resource estimates to the Company’s potential funders.  The Company further asked the Optionor to provide the amount of funding that would allow for continuing operations to allow for the Optionor to keep the project ongoing until the Company could raise the required additional funding.

The Optionors requested payment of $500,000 by July 1, 2013 in order to enter into a renegotiated agreement.   Mid Americas had no ability to raise the $500,000  by July 1, 2013 and the joint venture partner  advised they would not pay any up front funds, other than property tax payments and any payments required to keep the property in good standing to the Optionors.

Therefore, the Company determined that it would not be advisable to pay the property tax payment on June 15, 2013 as it would not be able to raise the required $500,000 by that date.    On June 15, 2013, when the property tax payment was not paid, the Company had breeched the payment as required for the extension of the option and thereforeMid Americas Corp. and the Company lost all rights or interest in or to the Algarobbo property.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

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
June 30, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

Fair value of financial instruments and derivative financial instruments (continued) - The FASB Codification clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

Basic and diluted earnings (loss) per share: In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at June 30, 2013:

Convertible preferred shares	5,000,000
Converted rate: 1:50
Common stock equivalents	250,000,000

Since the Company reflected a net loss in fiscal year 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the fiscal year ended June 30, 2013, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2013

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

Under the terms of the Share Exchange Agreement, which closed on February 22, 2013, the Company acquired all of the issued and outstanding shares of Mid Americas in exchange for the issuance of a total of 100,000,000 shares of common stock of the Company and 5,000,000 shares of preferred stock of the Company to the shareholders of Mid Americas, also effecting a change in control. The preferred stock is convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock. Further, the preferred stock carries voting rights of 100 shares per each share of preferred stock. All other terms of the Assignment Agreement are included in the Share Exchange agreement. The only terms that were amended were the acquisition of Mid Americas rather than the assignment of the Option, the issuance of shares as defined above and the elimination of the requirement to register 10,000,000 shares of stock for Mid Americas.. Further, the Company is not required to file the registration statement for the 40,000,000 shares to raise $10,000,000.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

The business combination is accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction will be presented as a continuation of the Mid Americas. Under reverse acquisition accounting Mid Americas (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares of the Company are restated to reflect the effect of the business combination and Mid Ameicas is a 100% owned subsidiary of the Company.

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

Note 4 – Mineral Property Agreements:

On April 23, 2012 Mid Americas Corp., a corporation incorporated under the laws of the country of Belize (“Mid Americas”) entered into a Mineral Property Option Agreement (the “Option Agreement”) with Gunter Stromberger and Elsa Dorila Durate Horta (the “Vendors”) in respect to a property known as the Algarrobo.  Under the terms of the Option Agreement Mid Americas has the right to acquire 75% of certain mining concessions in Chile from the Vendors in consideration for cash payments. On July 27, 2012 Mid Americas entered into Amendment Number 1 to the Original Property Agreement, and on September 27, 2012, Mid Americas entered into Amendment Number 2 to the Original Property Agreement (the “Amendments”).

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
June 30, 2013

Note 4 – Mineral Property Agreements (continued):

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

On May 27, 2013, Swingplane Ventures, Inc. (the “Company”) negotiated an extension on the notice of Default that was filed pursuant to an Option Agreement and amendments thereto with it’s wholly owned subsidiary, Mid Americas Corp.   Under the terms of the extension agreement, the Company was required to pay approximately $55,000 in property maintenance fees on or before June 15, 2013.    Under the extenstion agreement the Optionors agreed to evaluate Swingplane’s proposal to renegotiate the existing Option Agreements and the amendements thereto at such time as the Optionees, in attendance with potential joint venture partners, attend at the property on or about June 7, 2013.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 4 – Mineral Property Agreements: (continued)

Mid Americas Corp. caused the payment in trust to its Chilean legal counsel on June 5, 2013 to pay the property taxes to be paid prior to June 15, 2013, subject to the renegotiation.

On June 7, 2013, management and the potential joint venture partner met with the Optionors and spent two days undertaking a property visit.

At the end of the property visit, the potential joint venture partner proposed to Mid Americas Corp. and the Optionors a joint venture whereby they would undertake a joint venture to earn 65% of the project by way of funding the property, in phases as warranted, through to a feasibility study. They proposed to undertake mapping, sampling and drilling programs to determine if a mine plan could be executed.   They further proposed that upon determination to proceed to construction of a mine, they would fund construction and would carry the Optionor and Mid Americas Corp. to be repaid from production.   The exploration program proposed was estimated to be a four year program.

The Optionors requested payment of $500,000 by July 1, 2013 in order to enter into a renegotiated agreement.   Mid Americas Corp. had no ability to raise the $500,000  by July 1, 2013 and the joint venture partner  advised they would not pay any up front funds, other than property tax payments and any payments required to keep the property in good standing, to the Optionors.

Therefore, the Company determined that it would not be advisable to pay the property tax payment on June 15, 2013 as it would not be able to raise the required $500,000 by that date.    On June 15, 2013, when the property tax payment was not paid, the Company had breeched the payment as required for the extension of the option and therefore Mid Americas Corp. and the Company have no further rights or interest in or to the Algarobbo property.

Note 5 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Prepaid news dissemination fees	$955	$-
Prepaid legal fees	4,474	-
	$5,429	$-

Note 6 – Short term loans:

During the fiscal year ended June 30, 2013, the Company received a series of loans in the cumulative amount of $725,000 from an unrelated third party lender. The loans are unsecured, extend for a term of one year from the date the funds are received, and bear interest at 10% per annum, payable on maturity.

During the fiscal year ended June 30, 2013, the Company accrued interest expenses of $26,240 in relation to the aforementioned loans.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 7 – Related party transactions:

On August 22, 2012, Michel Voyer, the then sole director and officer of the Company, entered into an agreement to acquire a total 350,000,000 shares of the Company’s common stock from Matthew Diehl, the Company’s former director and officer, in a private transaction for an aggregate total of $35,000. The funds used for this share purchase were Mr. Voyer’s personal funds. Upon conclusion of the transaction Mr. Voyer controlled 74.1% of the Company’s issued and outstanding common stock which effected a change in control of the Company.  Mr. Voyer subsequently transferred a total of 2,500,000 to Johannes Lindorfer, who was a director of the Company.

Effective October 1, 2012, we entered into a consulting agreement with our sole officer, Mr. Michel Voyer, for the payment of consulting fees in the amount of $10,000 per month plus expenses.   Mr. Voyer agreed to draw $5,000 per month and accrue the balance of the fees until such time as the Company can complete its financing.  Mr. Voyer resigned as the officer and director of the Company on February 25, 2013.   During the year ended June 30, 2013, Mr. Voyer invoiced a total of $54,190.74, under his contract; $50,000 as consulting fees and $4,190.74 in reimbursable expenses.  At June 30, 2013 a total of $25,100 remained due and payable.

On November 2, 2012, Mr. Voyer returned a total of 337,500,000 shares of the Company’s common stock in respect to the terms of an assignment agreement. On February 25, 2013, pursuant to the terms of the Share Exchange Agreement, Mr. Michel Voyer resigned as President, Chief Executive Officer, Chief Financial Officer Secretary, Treasurer of the Company. (ref Note 3 – Business combination)

On November 14, 2012, Mr. Lindorfer, an officer director of the Company was paid $5,000 in respect of services provided in preparation of a geological report for the Company with respect to the Algarrobo property. On June 13, 2013, Mr. Johannes Lindorfer tendered his resignation as a director of the Company but remains a shareholder of the Company.

On February 25, 2013, Mr. Carlos De la Torre was appointed as the Company’s President and Chief Executive Officer and as a director of the Company.  Mr. De la Torre also filled the role of acting Chief Financial Officer and Secretary.  Mr. De la Torre received 10,000,000 common shares pursuant to the Share Exchange Agreement and a company of which Mr. De la Torre is an officer and director, Toucan Tropical Consulting Ltd. received a total of 3,250,000 shares of preferred stock and 10,000,000 shares of common stock which were issued to Gunter Stromberger at the direction of Toucan.   At the closing of the transaction, Toucan holds a total of 3,250,000 shares of preferred stock convertible into 162,500,000 shares of common stock directly. Carlos De La Torre, the sole officer and director of Toucan holding voting and dispositive control over the shares held by Toucan holds a total of 10,000,000 common shares directly, thus collectively they control 69.1% of the votes, and as such are the controlling stockholders of the Company.

Mr. De la Torre entered into a management agreement with the Company, whereby Mr. De la Torre would receive $10,000 per month as management fees, plus any out of pocket expenses. He has agreed to reduce his fees to $2,500 per month effective May 1, 2013 and on a go forward basis until such time as the Company has funded the project. During the fiscal year ended June 30, 2013, Mr. Torre invoiced the Company $26,259, which included $25,000 in management fees and $1,259 for reimbursement of expenses. The Company made cash payments of $21,259, leaving $5,000 due and payable to Mr. Torre as of June 30, 2013.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 8 – Issuance of shares:

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

As at June 30, 2013, the Company had a total of 235,000,000 shares of common stock and 5,000,000 preferred shares issued and outstanding.

Note 9 – Provision for Income Taxes:

The Company has operating loss carry forwards of approximately $1,612,347 at June 30, 2013. The operating loss carry forwards expire from 2022 through 2033. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at June 30, 2013 and 2012:

Deferred Tax Asset	2013	2012
Operating loss carry forwards	$561,678	$255,629
Total Deferred Tax Asset	561,678	255,629
Valuation Allowance	(561,678)	(255,629)
Net Deferred Tax Asset	$-	$-

During fiscal year ended June 30, 2013 and 2012, the valuation allowance increased by $306,049 and $255,629, respectively, principally due to the operating losses.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
Note 9 – Provision for Income Taxes: (continued)

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2013	2012
Income tax (benefit) at statutory rate (34%)	$(306,049)	$(255,629)
Benefit of operating loss carry-forwards	-	-
Expenses not currently deductible	-	-
Change in valuation allowance	306,049	255,629
State tax (benefit), net of federal tax effect	-	-

Net Benefit (Expenses) From Income Taxes	$-	$-

Note 10 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 11 – Subsequent events:

On September 30, 2013, the Company announced the resignation of Carlos De la Torre as Treasurer and Chief Financial Officer and the appointment of Dimitrios Trikeriotis as Treasurer, Chief Financial Officer and a director of the Company.

The Company further announced that it had entered into negotiations for the possible acquisition of a silver mining project in Mexico.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended June 30, 2013 and 2012, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2013:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)	Inadequate staffing and supervision within our bookkeeping operations. We have one consultant involved in bookkeeping functions, who provides two staff members. The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of June 30, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to  the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
Carlos De la Torre	47	Director, Chief Executive Officer, President, Secretary	February 25, 2013
DimitriosTrikeriotis	49	Director, Chief Financial Officer and Treasurer	September 24, 2013

Carlos De la Torre - Chief Executive Officer, President, Secretary and Director

On February 25, 2013,  Mr. De la Torre was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a Director of the Company.

Mr. De la Torre’s responsibilities in prior positions have been mainly to structure proper contracts and legal procedures to secure clients interest in real estate transactions.

2003 - 08. Consultant  for La Cruz Realty a privately owned company who mainly sold individual homes, condominium units and lots as well as parcels to developers mainly around the town of La Cruz de Huanacaxtle, Nayarit, Mexico.

2003 – 09 Legal Advisor with Firma Juridica y Contable a privately owned law and accounting firm mainly focused on servicing employers on labor matters.

2009. Consultant for FV La Cruz Mexico a privately owned subsidiary company.  La Cruz Realty was bought out by First Virtual Group, LLC out of California and created a wholly owned México subsidiary which is FV La Cruz Mexico in place of La Cruz Realty. La Cruz Realty was quickly dissolved right after it was acquired.

2009 – 13 Legal Advisor with Opciones Legales Inmobiliarias OLI a privately owned law firm which specializes in real estate transactions.

2010 - 13. Consultant for Pacific Boutique Properties a privately owned company which is dedicated to high-end real estate in the Puerto Vallarta Bay area and it is among the top-recognized agencies in that region.

Mr. De la Torre is a valuable asset to Swingplane Ventures, Inc. because he is fluent in Spanish and has acceptable business English. Mr. De la Torre is familiar with legal contracts and procedures as he is an Attorney at Law and this becomes particularly important as Swingplane Ventures, Inc. is and will be dealing with Chilean Legal System. Mr. De la Torre has become quite useful in contacting people in Chile and getting prompt feedback from the actual sources with accurate firsthand information which is important to make timely decisions. Another reason that made Mr. De la Torre more suitable for this position than other candidates is that he holds a Bachelor’s of Business Administration from the University of Texas at PANAM which means that he is familiar with the way business is supposed to run in the United States.

On September 24, 2013, Mr. De la Torre resigned as Chief Financial Officer and Treasurer.

Dimitrios Trikeriotis - Chief Financial Officer, Treasurer and Director.

On September 24, 2013, Mr.Trkeriotis was appointed as Chief Financial Officer, Treasurer and a Director of the Company.

Mr. Trikeriotis, 49, is a private businessman residing in Guangzhou  Guangdong, China. From 2009 to present he has been a self-employed business consultant, consulting, advising and assisting companies that either wish to sell products to China, to set up operations in China or seeking specialized products for either production or purchasing from China.  He has been spending a substantial amount of his time in the development and operation of a mining process platform designed for small mines processing a wide range of minerals and ores resulting in a product being able to produce high valued and high percentage refined products.  As of 2011 he has established a number of companies to exploit this niche in the mining sector and to sell finished products mainly to China.  The first modular and mobile platform is under contract with a U.S. company.  From 2004 to 2009, Mr. Trikeriotis was the owner and managing director of ITCL Group, operating in Hong Kong, China.  The Company had 20 employees and consultants under management working with an extensive network of Chinese based suppliers and products and Chinese purchasers in all industries.  He has extensive knowledge in manufacturing, process, organization, budgeting, new product development, sourcing, quality controls, managing of people, costing, market positioning, strategy, networking, costs cutting, restructuring, production flows, market understanding, new concepts, needs, niche markets.

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our Board of Directors has no independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity; been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Audit Committee and Charter

We do not currently have an audit committee.

Code of Ethics

We have not yet adopted a corporate code of ethics. When we do adopt a code of ethics, we will announce it via the filing of a current report on form 8-K.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending June 30, 2013, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Carlos De la Torre	President, CEO, CFO, Secretary, Treasurer and Director	Late/1	n/a	n/a

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended June 30, 2013 and 2012 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carlos De la Torre(1)	2013	25,000	-0-	-0-	-0-	-0-	-0-	-0-	25,000
Michel Voyer(2)	2013	50,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Matthew Diehl(3)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Matthew Diehl	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)   Mr. De la Torre has been our Principal Executive and Principal Financial Officer since February 25, 2013.
(2)   Mr. Voyer was our Principal Executive and Principal Financial Officer from August 22, 2012 until February 25, 2013.
(3)   Mr. Diehl was our Principal Executive and Principal Financial Officer to August 22, 2012

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

None

Employment Agreements

The Company does not have any employment agreements.  Effective October 1, 2012 the Company entered into a consulting agreement with its sole officer, Mr. Michel Voyer for the payment of consulting fees in the amount of $10,000 per month plus expenses.  During the time of his contract,  Mr. Voyer drew $5,000 per month and accrued the balance of the fees until such time as the Company can complete its financings.   The consulting agreement was terminated with the resignation of Mr. Voyer on February 25, 2013. Upon termination, Mr. Voyer was entitled to receive as his full and sole compensation in discharge of obligations of the Company to Mr. Voyer  of all sums due and payable under the consulting agreement to the date of termination and Mr Voyer had no right to receive any further payments; provided, however, that the Company has the right to offset against any payment owing to Mr. Voyer any damages, liabilities, costs or expenses suffered by the Company by reason of the fraud, negligence or wilful act of Mr. Voyer, to the extent such right has not been waived by the Company. Mr. Voyer is currently owed $25,000 under the agreement.

On February 25, 2013, Mr. De la Torre entered  into a verbal management agreement with the Company, whereby Mr. Torre received $10,000 per month as management fees, plus any out of pocket expenses. Under the agreement Mr. De la Torre will receive $2,500 per month as consulting fees, he will not be an employee of the Company.

Compensation of Directors

During the most recent fiscal year, no directors were provided any compensation for their role as directors.

The Company has made no arrangements for the cash remuneration of its directors, and to the extent that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf. No further remuneration has been paid to the Company’s directors for services to date, other than the stock awards granted as disclosed in the table above.

Compensation Committee

We do not currently have a compensation committee. The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer. For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information as of September 30, 2013, regarding the beneficial ownership of our common stock, by (i) each executive officer and named officer; (ii) each director; and (iii) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. The percentages stated in the following table are based upon 235,000,000 shares of common stock issued and outstanding and 5,000,000 shares of Series A Preferred Stock convertible at the election of the shareholder on the basis of 50 shares of common stock for each 1 share of Series A preferred stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1) (%)
Common	Carlos De la Torre, Chief Executive Officer, President, Secretary, and Director	172,500,000 shares of which 10,000,000 shares are held directly and 162,500,000 shares are held indirectly (2)	43.40%
None	Dimitrios Trikeriotis, Chief Financial Officer and Treasurer	-0-	0%
Common	All Officers and Directors as a group (2 individuals)	172,500,000 shares of common stock	43.40%

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of September 30, 2013. Shares issuable pursuant to the exercise of stock options, warrants and other securities exercisable within 60 days are deemed outstanding and held by the holder of such options, warrants and other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. (2)Toucan Tropical Consulting Ltd.  (“Toucan”) holds a total of 3,250,000 shares of Series A preferred stock convertible into 162,500,000 shares of common stock directly. Carlos De La Torre, the sole officer and director of Toucan holding voting and dispositive control over the shares held by Toucan. Carlos De la Torre holds a total of 10,000,000 common shares directly.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of September 30, 2013, regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock.

Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is c/o  Swingplane Ventures, Inc., Regus Santiago Alcantara 200, piso 6, Las Condes, Santiago, Chile.  The percentages stated in the following table are based upon 235,000,000 shares of common stock issued and outstanding and 5,000,000 shares of Series A Preferred Stock convertible at the election of the shareholder on the basis of 50 shares of common stock for each 1 share of Series A preferred stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1) (%)
Common	Carlos De la Torre, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director	172,500,000 shares of which 10,000,000 shares are held directly and 162,500,000 shares are held indirectly (2)	43.40%
Common	Europa Capital A.G.	16,736,905 shares held directly(3)	6.87%
Common	Sienna Institute Inc.	14,345,910 shares held directly(4)	5.92%
Common	Maripos Asociados S.A.	13,867,710 shares held directly(5)	5.72%
Common	Tamarind Investments Inc.	13,867,710 shares held directly(6)	5.72%
Common	Tarantula Mineral Corporation	16,736,905 shares held directly(7)	6.87%
Common	Carson City Minerals Ltd.	19,127,925 shares held directly(8)	7.81%
Common	Doradas Mining Corp.	19,127,925 shares held directly(9)	7.81%
Common	Optimax Operational Services Ltd.	18,084,310 shares held directly(10)	7.37%
Common	Hispaniola Aura Inc.	21,040,700 shares held directly(11)	8.55%
 (1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of September 30, 2013. Shares issuable pursuant to the exercise of stock options, warrants and other securities exercisable within 60 days are deemed outstanding and held by the holder of such options, warrants and other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. (2)Toucan Tropical Consulting Ltd.  (“Toucan”) holds a total of 3,250,000 shares of Series A preferred stock convertible into 162,500,000 shares of common stock directly. Carlos De La Torre, the sole officer and director of Toucan holding voting and dispositive control over the shares held by Toucan. Carlos De la Torre holds a total of 10,000,000 common shares directly.  (3) Includes 7,986,905 common shares and 175,000 Series A preferred shares convertible into 8,750,000 shares of common stock.   (4) Includes 6,845,910 common shares and 150,000 Series A preferred shares convertible into 7,500,000 shares of common stock.  (5) Includes 6,617,170 common shares and 145,000 Series A preferred shares convertible into 7,250,000 shares of common stock.  (6) Includes 6,617,170 common shares and 145,000 Series A preferred shares convertible into 7,250,000 shares of common stock.  (7) Includes 7,986,905 common shares and 175,000 Series A preferred shares convertible into 8,750,000 shares of common stock.  (8) Includes 9,127,925 common shares and 200,000 Series A preferred shares convertible into 10,000,000 shares of common stock.  (9) Includes 9,127,925 common shares and 200,000 Series A preferred shares convertible into 10,000,000 shares of common stock.  (10) Includes 7,584,310 common shares and 210,000 Series A preferred shares convertible into 10,500,000 shares of common stock.  (11) Includes 10,040,700  common shares and 220,000 Series A preferred shares convertible into 11,000,000 shares of common stock.

Security Ownership of Certain Beneficial Owners and Management of Our Series A Preferred Stock

Below is a table denoting the ownership of our Series A Preferred Stock and the common stock issued to the Selling Shareholders and the voting rights of the shares held after giving consideration to a total of 235,000,000 shares of common stock and 5,000,000 shares of preferred stock issued as at the time of this filing:
Name	Common Shares Held	Preferred Shares Held	Percentage of voting control considering voting rights of both common and Series A preferred stock collectively (1)
Shares issued to the Selling Shareholders for the acquisition of Mid Americas
Europa Capital A.G.(2)	7,986,905	175,000	3.47%
Sienna Institute Inc.(3)	6,845,910	150,000	2.97%
Maripos Asociados S.A.(4)	6,617,710	145,000	2.87%
Tamarind Investments Inc.(5)	6,617,710	145,000	2.87%
Desjardins Compagnie S.A.(6)	4,564,000	100,000	1.98%
9277-1835 Quebec Inc.(7)	500,000	10,000	0.2%
Tarantula Mineral Corporation(8)	7,986,905	175,000	3.47%
Carson City Minerals Ltd.(9)	9,127,925	200,000	3.97%
Doradas Mining Corp.(10)	9,127,925	200,000	3.97%
Optimax Operational Services Ltd.(11)	7,584,310	210,000	3.89%
Hispaniola Aura Inc.(12)	10,040,700	220,000	4.36%
Toucan Tropical Consulting Ltd. (13)	-0-	3,250,000	44.22%
Gunter Stromberger	10,000,000(14)	-0-	1.36%
Minerales Holding Can Corp.(15)	2,000,000	-0-	.0.27%
Carlos De la Torre	10,000,000	-0-	1.36%
Triple 8 Opportunity Corp.(16)	1,000,000	20,000	0.40%
Shares held by the Officers and Directors
Michel Voyer	10,000,000	-0-	1.36%
Johannes Lindorfer	2,500,000	-0-	0.34%
Carlos De la Torre. (13)	10,000,000	3,250,000	45.58%
Officers and Directors as a Group	22,500,000	3,250,000	47.28%
(1)  The holders of common stock and the holders of Series A preferred stock vote together as a single class with the holders of the Series A preferred stock  having 100 votes per share of Series A preferred stock and the holders of common stock having 1 vote per share of common stock.  (2)  The control person for Europa Capital S.A. is Jowel Quintana.(3) The control person for Sienna Institute Inc. is Jose Santos. (4)  The control person for Maripos Asociados S.A is Mark Anthony Cruz. (5)  The control person for Tamarind Investments Inc. is Matthew Manalo. (6)  The control person for Desjardins Compagnie S.A. is Robert Manansala.  (7)  The control person for 9277-1835 Quebec Inc. is Claire Wu.  (8) The control person for Tarantula Mining corporation is Kenny Lamb. (9)  The control person for Carson City Minerals Ltd. is Earl Vernon.  (10) The control person for Doradas Mining Corp. is Brenda Ramirez.  (11) The control person for Optimax Operational Services Ltd. is Kenyon Wright.  (12)  The control person for Hispaniola Aura Inc. is Kesha Vellos.  (13)  Toucan Tropical Consulting Ltd. (“Toucan”) holds a total of 3,250,000 shares of preferred stock convertible into 162,500,000 shares of common stock directly. Carlos De La Torre, the sole officer and director of Toucan holding voting and dispositive control over the shares held by Toucan holds a total of 10,000,000 common shares directly, thus Mr. De la Torre controls 45.58% of the votes. At closing of the share exchange agreement, Toucan Tropical Consulting Ltd. directed the issuance of 10,000,000 shares of common stock to be received by Toucan to Gunter Stromberger, one of the Optionors of the Property.  (14) These shares are beneficially owned by Mr. Stromberger and are not included in the percentage ownership calculation for Toucan above.    (15)  The control person for Minerales Holding Can Corp. is Victoria Tkachenko. (16)  The control person for Triple 8 Opportunity Corp is Mark Hulse.

Changes in Control

There are no existing arrangements that may result in a change in control of our Company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Mid Americas was invoiced a total of $50,000 for consulting services with respect to negotiations of the original Option Agreement in April, 2012 by Toucan Tropical Consulting Ltd. (“Toucan”).  Toucan was the controlling shareholder of Mid Americas at the time of the closing of the share exchange agreement with the Company, holding a total of 3,350,000 shares of Mid Americas or 67% of Mid Americas at closing.    At closing Toucan received a total of 3,250,000 shares of the preferred stock of Swingplane Ventures, Inc. and 10,000,000 shares of common stock, which it directed to be issued to Gunter Stromberger, one of the Optionors of the Property.   The 3,250,000 shares of preferred stock hold total votes of 325,000,000 shares of common stock, or 44.22% of the voting shares of the Company, thus Toucan is the controlling shareholder of the Company.   The sole officer and director of Toucan is Carlos De la Torre, who is also the sole officer and a director of the Company. Pursuant to the share exchange agreement, Mr. De la Torre was issued a total of 10,000,000 shares of common stock of the Company which are 1.36% of the voting shares of the Company. Thus, Mr. De la Torre has the right to vote 45.58% of the common stock after giving effect to the voting rights of the preferred stock held by Toucan Tropical Consulting Ltd.

Effective October 1, 2012, we entered into a consulting agreement with our sole officer, Mr. Michel Voyer, for the payment of consulting fees in the amount of $10,000 per month plus expenses.   Mr. Voyer agreed to  draw $5,000 per month and accruing the balance of the fees until such time as the Company can complete its financing.  Mr. Voyer resigned as the officer and director of the Company on February 25, 2013.   As of the date of this filing, Mr. Voyer was paid a total of $54,090.74, under his contract, with $50,000 paid as consulting fees and  $4,090.74 in expenses and he is owed a total of $25,000 under the terms of his consulting agreement for accrued consulting fees.

On November 14, 2012 Mr. Lindorfer,  a former director and a current shareholder of the Company was paid $5,000 in respect of services provided in preparation of a geological report for the Company with respect to the Algarrobo Property.

On February 25, 2013, Mr. Voyer resigned and Mr. De la Torre was appointed the sole officer and director of the Company and entered into a verbal consulting agreement with the Company, whereby he received $10,000 per month as management fees, plus any out of pocket expenses. To the date of this filing, Mr. De la Torre has been paid a total of $21,259 of which $20,000 was for management fees and $1,259 for reimbursement of expenses.

On May 1, 2013, Mr. De la Torre agreed to amend his verbal consulting agreement to receive $2,500 per month and to enter into a formal agreement, whereby he will receive $2,500 per month, plus expenses until the Company has funded the project, at which time his consulting fee will be renegotiated.

Other than as disclosed herein, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company.

Director Independence

As of the date of this Annual Report, we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Peter Messineo, CPA (“Messineo”) was the Company’s principal accountant for the fiscal year ended June 30, 2012. On, or about February 1, 2013 the Company engaged Borgers & Cutler CPA’s PLLC (“B&C”) as its principal accountant to audit the Company's financial statements as successor to Messineo.   On March 15, 2013 the relationship between our Company and the firm of Borgers & Cutler CPA’s PLLC (“B&C”), our independent accountant, was dismissed due to the dissolution of B&C. and therefore effective March 15, 2013, we approved the appointment of BF Borgers CPA PC (“Borgers PC”), as the Company’s independent registered public accountant, to audit our financial statement for our fiscal year ending June 30, 2013.

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended June 30, 2013 and 2012:

Services	2013 $	2012 $
Audit fees	8,400	4,250
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Total fees	8,400	4,250

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by our auditors and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Schedules

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
2.1	Executed Share Exchange Agreement, including all Schedules and Disclosure Statements by and between the Company, Mid Americas Corp., and the stockholders of Mid Americas Corp. dated February 22, 2013	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Certificate of Amendment – Increase in Authorized Shares	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
3.3	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
4.1	Certificate of Designation – Preferred Stock	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
10.1	Executed Assignment Agreement between the Company and Mid Americas Corp., dated October 15, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.2	Executed Option Agreement by and between Mid Americas Corp. and Gunter Stromber and Elsa Dorila Durate Horta, dated April 23, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.3	Executed Amendment No. 1 to Option Agreement, dated July 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.4	Executed Amendment No. 2 to Option Agreement, dated September 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.5	Executed Consulting Agreement with Michel Voyer, dated October 1, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.6	Letter of Extension between Optionors, the Company and Mid Americas	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 31, 2013
10.7	Loan Agreement between Mid Americas Corp and Gold Source International Ltd.	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
10.8	Consulting Agreement between Swingplane Ventures Inc. and Carlos De la Torre	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
21	List of Subsidiaries	Mid Americas Corp., a corporation incorporated under the laws of the country of Belize
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*
* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWINGPLANE VENTURES, INC.

Date:	October 15, 2013	By:	/s/ Carlos De la Torre
		Name:	Carlos De la Torre
		Title:	President, Secretary, Director (Principal Executive Officer)

Date:	October 15, 2013	By:	/s/ Dimitrios Trikeriotis
		Name:	Dimitrios Trikeriotis
		Title:	Treasurer, Chief Financial Officer, Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 15, 2013	By:	/s/ Carlos De la Torre
		Name:	Carlos De la Torre
		Title:	President, Secretary, Director (Principal Executive Officer)