Form 10-Q
period 2013-09-30
Swingplane Ventures, Inc.
filed 2013-11-14
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

235,000,000 shares of common stock outstanding as of November 12, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SWINGPLANE VENTURES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on  October 15, 2013.

SWINGPLANE VENTURES, INC.

 (An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended September 30, 2013 and September 30, 2012

 (Stated in US Dollars)

SWINGPLANE VENTURES, INC.
 (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$388	$2,724
Prepaid expenses (Note 3,4)	4,943	5,429
Total Current Assets	5,331	8,153

TOTAL ASSETS	$5,331	$8,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$171,579	$152,335
Accounts payable – related party	11,000	6,000
Accrued Interest	58,623	40,349
Advances from related party	25,000	-
Short Term Loans	725,000	725,000
Total Current Liabilities:	991,202	923,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as at September 30, 2013 and June 30, 2013 respectively	5,000	5,000
Common stock, $0.001 par value; 550,000,000 shares authorized; 235,000,000 shares issued and outstanding as at September 30, 2013 and June 30, 2013 respectively	235,000	235,000
Additional Paid-in Capital	496,462	496,462
Accumulated deficit during the exploration stage	(1,722,333)	(1,651,993)
Total Stockholders’ Equity (Deficit)	(985,871)	(915,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$5,331	$8,153

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from Inception,
	Three Months	Three Months	April 23, 2012
	Ended September 30,	Ended September 30,	Through September 30,
	2013	2012	2013
Revenues
Sales	$-	$-	$-

Operating expenses:
Exploration expenses	18,807	-	1,416,766
Professional Fees	3,495	-	20,246
Consulting fees	10,565	-	95,336
Legal Fees	4,053	-	51,991
Management fee – related party	7,500	-	32,500
General and administrative	7,646	-	60,980
Total operating expenses	52,066	-	1,677,819
Loss from operations	(52,066)	-	(1,677,819)

Other income (expense)
Interest Expense	(18,274)	-	(44,514)
Total other income (expense)	(18,274)	-	(44,514)
(Loss) before taxes	(70,340)	-	(1,722,333)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(70,340)	$-	$(1,722,333)

Basic and diluted earnings (loss) per common share	$-	$-

Weighted average number of shares outstanding	235,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative,
	Three Months	Three Months	Inception, April 23, 2012
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2013	2013	2013

Cash flows from operating activities:
Net (loss)	$(70,340)	$-	$(1,722,333)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	486	-	16,379
Increase (decrease) in accounts payable	42,518	-	182,279
Net cash used in operating activities	(27,336)	-	(1,523,675)

Cash flows from investing activities:
Cash from acquisition	-	-	20,477
Net cash flows from investing activities	-	-	20,477

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,000,000
Advances from related party	25,000		25,000
Short term loan	-	-	478,586
Net cash flows from financing activities	25,000	-	1,503,586

Net cash flows	(2,336)		388
Cash and equivalent, beginning of period	2,724	-	-
Cash and equivalent, end of period	$388	$-	388

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash investing activities:
Prepaid expenses in other expenses acquired from reverse acquisition	$-	$-	$21,322
Accounts payable acquired from reverse acquisition	-	-	44,813
Accrued interest acquired from reverse acquisition	-	-	14,110
Short term loan acquired from reverse acquisition	-	-	246,414
	$-	$-	$326,659

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
September 30, 2013

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

Therefore, the Company determined that it would not be advisable to pay the property tax payment on June 15, 2013 as it would not be able to raise the required $500,000 by that date.    On June 15, 2013, when the property tax payment was not paid, the Company had breeched the payment as required for the extension of the option and therefore, Mid Americas Corp. and the Company lost all rights or interest in or to the Algarobbo property.

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
September 30, 2013

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
September 30, 2013

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

The Company had the following potential common stock equivalents at September 30, 2013:

Convertible preferred shares	5,000,000
Converted rate: 1:50
Common stock equivalents	250,000,000

Since the Company reflected a net loss during the three month period ended September 30, 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three month period ended September 30, 2013, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
September 30, 2013

Note 3 – Business combination (continued):

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
September 30, 2013

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

All sums paid to the Optionors under Section 3.2 shall be expressly understood to be Expenditures under Section 3.4 which the Optionee must incur pursuant to said Section in order to maintain in force and exercise the Option

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 4 – Mineral Property Agreements: (continued)

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

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 5 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Prepaid news dissemination fees	$955	$955
Prepaid legal fees	3,988	4,474
	$4,943	$5,429

Note 6 – Short term loans:

During the fiscal year ended June 30, 2013, the Company received a series of loans in the cumulative amount of $725,000 from an unrelated third party lender. The loans are unsecured, extend for a term of one year from the date the funds are received, and bear interest at 10% per annum, payable on maturity.

During the three month period ended September 30, 2013, the Company accrued interest expenses of $18,274 in relation to the aforementioned loans.

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

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 7 – Related party transactions: (continued)

The Company’s President and Chief Financial Officer, Mr. Carlos de la Torre personally holds 10,000,000 shares of the Company’s common stock, and is also the sole officer and director of Toucan Tropical Consulting Ltd. which holds a total of 3,250,000 shares of the Company’s preferred stock convertible into 162,500,000 shares of common stock, collectively controlling 69.1% of the votes, and as such are the controlling stockholders of the Company.

Mr. De la Torre entered into a management agreement with the Company, whereby Mr. De la Torre would receive $10,000 per month as management fees, plus any out of pocket expenses. He has agreed to reduce his fees to $2,500 per month effective May 1, 2013 and on a go forward basis until such time as the Company has funded the project. During the three months period ended September 30, 2013, Mr. Torre invoiced the Company $7,500, in management fees. The Company made cash payments of $2,500, leaving $10,000 due and payable to Mr. Torre as of September 30, 2013 ($5,000 - June 30, 2013).

During the three month period ended September 30, 2013 Mr. De la Torre advanced $25,000 to the Company for ongoing working capital obligations. The advance is on demand and bears no interest.

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

As at September 30, 2013 and June 30, 2013, the Company had a total of 235,000,000 shares of common stock and 5,000,000 preferred shares issued and outstanding.

Note 9 – Provision for Income Taxes:

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from April 23, 2013 (date of inception) through September 30, 2013 of approximately $1,682,687, will begin to expire in 2033.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $572,113 at September 30, 2013. For the three month periods ended September 30, 2013 and 2012, the valuation allowance increased by approximately $10,435 and $0, respectively.

The Company has no tax positions at September 30, 2013, or June 30, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from inception to September 30, 2013 are subject to examination by the Internal Revenue Service.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
Note 10 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 11 – Subsequent events:

On November 11, 2013, effective November 7, 2013, the Company entered into an assignment and acquisition agreement with Mineralmex Corp. (MEX), whereby MEX has agreed to grant to the Company the sole and exclusive option to acquire all of MEX’s right, title and interest in an acquisition agreement to acquire a 100% interest in certain mining concessions in Mexico.  In consideration of the transfer of the rights to the Property by MEX, the Company is required to:

(i)	obtain shareholder approval on or before November 15, 2013 for an increase in the authorized common stock of the Company;

(ii)	amend the voting rights of the Series A Preferred Stock such that each share of Series A Preferred stock shall carry 200 votes for each share of Series A Preferred Stock issued;

(iii)	divest itself of the shares of Mid Americas Corp. in exchange for the return of the current issued and outstanding shares of Series A Preferred Stock for cancellation and return to treasury;

(iv)	issue a total of 2,500,000 shares of Series A Preferred stock of Swingplane to MEX subsequent to Item (ii) and Item (iii) of this Section 3.2 being undertaken;

(v)	the settlement of the outstanding loans payable by way of the issuance of such number of shares of the common stock of Swingplane at no less than $0.05 per share.

Further, the Company has agreed to undertake a rights offering or to file a registration statement with the requisite regulatory authorities to raise up to $1,000,000 by way of the sale of up to 100,000,000 shares of the common stock of the Company.

The Company is working to undertake the required actions in order to finalize its rights to the assignment of the rights granted to Mex.  If it is successful in finalizing the assignment agreement then the Company will assume the following obligations of MEX under their acquisition agreement in order to finalize the acquisition of the Company holding the mining concessions:

(a)	expend $100,000 within 180 days of the granting of exploitation permits for the property;
(b)
pay to the property owner the amount of $250,000 by way of a 10% gross override (“GOR”) commencing within 90 days of the first production sales and continuing until the total amount of $250,000 is paid;

(c)	Upon payment of the required funds under the GOR, grant to the property owner a 3% Net Smelter Royalty (“NSR”) to be paid from production.

The property owner is required to transfer the shares of the company holding the mining concessions upon the cumulative payment of $50,000 from production under (b) above however, the property owner shall have a lien on the shares of the Mexican company until such time as the payments under (a) (b) and (c) above have been met.

The property owner has agreed to grant the irrevocable right to purchase the NSR or any portion thereof for a payment of up to $1,000,000 which shall be allocated proportionately to the purchase (ie: $333,333 shall purchase 1% of the NSR or any combination thereof, based on the stated formula.  This Right to Purchase shall be for a period of 3 (three) years from the initial payment of the GOR and shall terminate at the end of the third year and there shall be no further right to purchase thereafter.

We have evaluated subsequent events through November 12, 2013 and have determined that other than as disclosed herein there are no other subsequent events after September 30, 2013 for which disclosure is required.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on October 15, 2013, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Swingplane Ventures, Inc.

Current Business

We are currently a natural resource exploration stage company in the business of acquiring, exploring, and if warranted and feasible, developing natural resource assets.

We currently have one wholly owned subsidiary, Mid Americas Corp. which was acquired by way of a share exchange agreement executed in February 2013.  However, as Mid Americas Corp. no longer holds any mining assets and the Company is currently in negotiation with a project based in Mexico and has signed an assignment agreement on November 11, 2013.   In order to finalize the assignment agreement and acquire the Mexican project the Company is required to undertake a number of transactions, one of which is the divestiture of Mid Americas.  The Company, if it gets the required consent for restructure from the existing shareholders who received shares for the acquisition of Mid Americas will undertake the Mexican project through a Mexican based subsidiary.

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

To “cure” its shell status under Rule 144(i) (2), the Company must meet the following requirements:

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

The Company is currently focused exclusively on the acquisition and development of mineral resource properties. On June 15, 2013, Mid Americas, the wholly owned subsidiary of the Company lost its interest by a default of the Option Agreement for certain mining concessions in Chile.   On November 11, 2013, effective November 7, 2013, the Company entered into an agreement whereby is has the rights to acquire a Mexican company holding certain mining concessions in Mexico. The Company expects to be able to finalize the terms of the acquisition by November 30, 2013 and progress the acquisition of mining concessions in Mexico. At that time it intends to divest itself of Mid Americas.

There can be no assurance that the Company will be able to raise the required financing to complete the new acquisition.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012

We generated no revenue for the three month periods ended September 30, 2013 and September 30, 2012, respectively.

During the three month period ended September 30, 2013, we incurred operating expenses of $52,066 as compared to an operational loss of NIL during the three month period ended September 30, 2012, an increase of $52,066.  The increase is operating expenses is due to the fact that Mid Americas had no expenditures during the three months ended September 30, 2012.

During the period ended September 30, 2013 we incurred exploration related expenses totaling $18,807, with no similar expenditures for the three months ended September 30, 2012.  We also incurred professional fees of $3,495 (2012: Nil), consulting fees of $10,565 (2012: Nil), management fees of $7,500 (2012: Nil) and general and administrative expenses of $7,646 (2012: Nil). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

The increase in operating expenses is due to the fact that the Company has expenditures related to its reporting requirements as a public entity which it did not have during the period ended September 30, 2012 as the financial statements are the financial statements of Mid Americas.

During the three month period ended September 30, 2013 we incurred a net loss of $70,340 as compared to no gain or loss in the same period ended September 30, 2012.  Of this amount, the loss from operations for the three months ended September 30, 2013 totaled $52,066 as compared to Nil for the three months ended September 30, 2012.  Other expenses included in the netloss for the three months ended September 30, 2013 relate to interest expenses in the amount of $18,274 with no comparable expense for the three months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our assets and liabilities and working capital remained relatively constant for the three months ended September 30, 2013 as compared to our fiscal year ended June 30, 2013.  As of September 30, 2013, our current assets were $5,331 as compared to $8,153 as at June 30, 2013 and our current liabilities were $991,202 ($923,684 as at June 30, 2013), resulting in a working capital deficit of $978,371 as at September 30, 2013 as compared to deficit of  working capital of $915,531 as at June 30, 2013.
As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future.

We estimate that in the next twelve months we will require a minimum of $500,000 of which we will expend approximately $100,000 for operations and $400,000 as required with respect to mining  projects.  It is anticipated that the transaction whereby we acquire the option on the mineral concessions will result in a business combination which will be treated as a reverse merger and recapitalization for accounting purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2013 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On September 24, 2013, Carlos De la Torre resigned from his position as Treasurer and Chief Financial Officer of the Company and  Dimitrios Trikeriotis was appointed  Treasurer, Chief Financial Officer and a director of the Company.

On November 11, 2013, effective November 7, 2013, the Company entered into an assignment and acquisition agreement with Mineralmex Corp. (MEX), whereby MEX has agreed to grant to the Company the sole and exclusive option to acquire all of MEX’s right, title and interest in an acquisition agreement to acquire a 100% interest in certain mining concessions in Mexico.  In consideration of the transfer of the rights to the Property by MEX, the Company is required to:

(i)	obtain shareholder approval on or before November 15, 2013 for an increase in the authorizedcommon stock of the Company;

(ii)	amend the voting rights of the Series A Preferred Stock such that each share of Series A Preferredstock shall carry 200 votes for each share of Series A Preferred Stock issued;

(iii)	divest itself of the shares of Mid Americas Corp. in exchange for the return of the current issued and outstandingshares of Series A Preferred Stock for cancellation and return to treasury

(iv)	issue a total of 2,500,000 shares of Series A Preferred stock of Swingplane to MEX subsequent to Item (ii) and Item (iii) of this Section 3.2 being undertaken;

(v)	the settlement of the outstanding loans payable by way of the issuance of such number of shares of the common stock of Swingplane at no less than $0.05 per share.

Further, the Company has agreed to undertake a rights offering or to file a registration statement with the requisite regulatory authorities to raise up to $1,000,000 by way of the sale of up to 100,000,000 shares of the common stock of the Company.

The Company is working to undertake the required actions in order to finalize its rights to the assignment of the rights granted to Mex.  If it is successful in finalizing the assignment agreement then the Company will assume the following obligations of MEX under their acquisition agreement in order to finalize the acquisition of the Company holding the mining concessions:

(a)	expend $100,000 within 180 days of the granting of exploitation permits for the property;
(b)
pay to the property owner the amount of $250,000 by way of a 10% gross override (“GOR”) commencing within 90 days of the first production sales and continuing until the total amount of $250,000 is paid;

(c)	Upon payment of the required funds under the GOR, grant to the property owner a 3% Net Smelter Royalty (“NSR”) to be paid from production.

The property owner is required to transfer the shares of the company holding the mining concessions upon the cumulative payment of $50,000 from production under (b) above however, the property owner shall have a lien on the shares of the Mexican company until such time as the payments under (a) (b) and (c) above have been met.

The property owner has agreed to grant the irrevocable right to purchase the NSR or any portion thereof for a payment of up to $1,000,000 which shall be allocated proportionately to the purchase (ie: $333,333 shall purchase 1% of the NSR or any combination thereof, based on the stated formula.  This Right to Purchase shall be for a period of 3 (three) years from the initial payment of the GOR and shall terminate at the end of the third year and there shall be no further right to purchase thereafter.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
2.1	Executed Share Exchange Agreement, including all Schedules and Disclosure Statements by and between the Company, Mid Americas Corp., and the stockholders of Mid Americas Corp. dated February 22, 2013	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Certificate of Amendment – Increase in Authorized Shares	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
3.3	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
4.1	Certificate of Designation – Preferred Stock	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
10.1	Executed Assignment Agreement between the Company and Mid Americas Corp., dated October 15, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.2	Executed Option Agreement by and between Mid Americas Corp. and Gunter Stromber and Elsa Dorila Durate Horta, dated April 23, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.3	Executed Amendment No. 1 to Option Agreement, dated July 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.4	Executed Amendment No. 2 to Option Agreement, dated September 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.5	Executed Consulting Agreement with Michel Voyer, dated October 1, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.6	Letter of Extension between Optionors, the Company and Mid Americas	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 31, 2013
10.7	Loan Agreement between Mid Americas Corp and Gold Source International Ltd.	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
10.8	Consulting Agreement between Swingplane Ventures Inc. and Carlos De la Torre	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
10.9	Assignment and Acquisition Agreement between the Company and Mineralmex Corp.	Filed herewith
21	List of Subsidiaries	Mid Americas Corp., a corporation incorporated under the laws of the country of Belize
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*
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

SWINGPLANE VENTURES, INC.

Date: November 14, 2013	By:	/s/ Carlos De la Torre
Carlos De la Torre
Chief Executive Officer (Principal Executive Officer), Secretary, and Director

Date: November 14, 2013	By:	/s/ Dimitrios Trikeriotis
Dimitrios Trikeriotis
Chief Financial Officer (Principal Financial Officer), Treasurer, and Director