Form 10-Q
period 2013-12-31
Swingplane Ventures, Inc.
filed 2014-02-19
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-54571
(Commission File Number)

SWINGPLANE VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2919616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 West Ray Rd., 2nd Floor, Chandler, AZ	85226
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

250,883,013 common shares outstanding as of February 14, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SWINGPLANE VENTURES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on  October 15, 2013.

SWINGPLANE VENTURES, INC.

 (A Development Stage Corporation)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$408	$2,724
Prepaid expenses (Note 3, 4)	4,708	5,429
Total Current Assets	5,116	8,153

TOTAL ASSETS	$5,116	$8,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$191,960	$152,335
Accounts payable – related party	18,500	6,000
Accrued Interest	-	40,349
Advances from related party	25,000	-
Short Term Loans	-	725,000
Total Current Liabilities:	235,460	923,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as at December 31, 2013 and June 30, 2013	5,000	5,000
Common stock, $0.001 par value; 550,000,000 shares authorized; 235,000,000 shares issued and outstanding as at December 31, 2013 and June 30, 2013 respectively	235,000	235,000
Stock payable	794,150	-
Additional Paid-in Capital	496,462	496,462
Accumulated deficit during the development stage	(1,760,956)	(1,651,993)
Total Stockholders’ Equity (Deficit)	(230,344)	(915,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$5,116	$8,153

The accompanying notes are an integral part of these consolidated financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from Inception,
					April 23. 2012
	Three Months Ended		Six Months Ended		Through
	December 31,	December 31	December 31,	December 31,	December 31,
	2013	2012	2013	2012	2013
Revenues
Sales	$-	$-	$-	$-	$-

Operating expenses:
Exploration expenses	-	376,000	18,807	376,000	1,416,766
Professional Fees	7,418	-	10,913	-	27,664
Consulting fees	4,685	-	15,250	-	100,021
Legal Fees	894	-	4,947	-	52,885
Management fee, related party	7,500	-	15,000	-	40,000
General and administrative	7,599	-	15,245	-	68,579
Total operating expenses	28,096	376,000	80,162	376,000	1,705,915
Loss from operations	(28,096)	(376,000)	(80,162)	(376,000)	(1,705,915)

Other income (expense)
Interest Expense	(10,527)	-	(28,801)	-	(55,041)
Total other income (expense)	(10,527)	-	(28,801)	-	(55,041)
(Loss) before taxes	(38,623)	(376,000)	(108,963)	(376,000)	(1,760,956)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(38,623)	$(376,000)	$(108,963)	$(376,000)	$(1,760,956)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.08)	$(0.00)	$(0.08)

Weighted average number of shares outstanding	235,000,000	5,000,000	235,000,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative,
	Six	Six	Inception,
	Months Ended	Months Ended	April 23, 2012
	December 31,	December,	Through
	2013	2012	December 31, 2013

Cash flows from operating activities:
Net (loss)	$(108,963)	$(376,000)	$(1,760,956)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	721	-	16,614
Accounts payable and accrued liabilities	80,926	(274,000)	220,687
Net cash used in operating activities	(27,316)	(650,000)	(1,523,655)

Cash flows from investing activities:
Cash from acquisition	-	-	20,477
Net cash flows from investing activities	-	-	20,477

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,000,000
Subscription receivable	-	650,000	-
Advances from related party	25,000	-	25,000
Short Term Loan	-	-	478,586
Net cash flows from financing activities	25,000	650,000	1,503,586
Net cash flows	(2,316)	-	408

Cash and equivalent, beginning of period	2,724	-	-
Cash and equivalent, end of period	$408	$-	$408

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash investing and financing activities:
Prepaid expenses in other expenses acquired from reverse acquisition	$-	$-	$21,322
Accounts payable acquired from reverse acquisition	-	-	44,813
Accrued interest payable acquired from reverse acquisition	-	-	14,110
Short term loan acquired from reverse acquisition	-	-	246,414
Stock payable to settle short term loan	725,000	-	725,000
Stock payable to settle accrued interest payable	69,150	-	69,150
	$794,150	$-	$1,120,809

The accompanying notes are an integral part of these consolidated financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

On October 15, 2012, the Company entered into an assignment agreement (the “Assignment Agreement”) with Mid Americas Corp. (“Mid Americas”) where under we could earn the right to acquire 75% of certain mining concessions in Chile from the Vendors (the “Option Agreement”) (the Algarobbo Property”).  With the entry into this agreement the Company determined to change its business focus to enter the Exploration Stage as defined by ASC Topic 915.  Under the Assignment Agreement there were certain terms to be met including funding obligations, in order to complete acquisition of the mining concessions.

On February 22, 2013, the Company and Mid Americas closed a Share Exchange Agreement which effected a change in control.  Under the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of Mid Americas in exchange for the issuance of a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock of the Company issued to the shareholders of Mid Americas. The preferred stock is convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock. Further, the preferred stock will carry voting rights of 100 shares of common stock for each one share of preferred stock.

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

On June 15, 2013 the Company was unable to meet certain funding obligations under its agreements to acquire the Algarobbo Property and was in breech of the agreements.  As a result of the breech, Mid Americas Corp. and the Company lost all rights or interest in or to the property (Note 4(a)).

On November 11, 2013, effective November 7, 2013, the Company entered into an assignment and acquisition agreement with Mineralmex Corp. (MEX), whereby MEX has agreed to grant to the Company the sole and exclusive option to acquire all of MEX’s right, title and interest in an acquisition agreement to acquire a 100% interest in certain mining concessions in Mexico for certain consideration as more fully described in Note 4(b).

The Company is awaiting certain confirmations required from MEX in regard to property title and transfer in order to close the agreement with MEX.  The Company continues to work with MEX  to undertake the required actions in order to finalize its rights to the assignment of the rights granted to Mex.

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
December 31, 2013

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
December 31, 2013

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

The Company had the following potential common stock equivalents at December 31, 2013:

Convertible preferred shares	5,000,000
Converted rate: 1:50
Common stock equivalents	250,000,000

Since the Company reflected a net loss during the six month periods ended December 31, 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six month period ended December 31, 2013, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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
December 31, 2013

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
December 31, 2013

Note 4 – Mineral Property Agreements:

a) The Algarrobo Agreement:

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
December 31, 2013

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

Effective March 30, 2013 there was a default on the obligation under Section 3.4 of the Option Agreement whereby Mid Americas was required to place certain funds in trust for exploration expenditures, which amount as at the date of the default would have been $8,634,910.

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
December 31, 2013

Note 4 – Mineral Property Agreements (continued):

b) MEX Agreement:

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

During the period covered by these financial statements the Company received both board and shareholder approval for the increase in authorized capital,to amend the voting rights of the Series A Preferred Stock.  Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by then and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp.    The Company also negotiated the debt settlement to settle the outstanding loan in the amount of $725,000 plus accrued interest for the issuance of 15,883,013 shares of the common stock of the Company.  As at December 31, 2013, the Series A Preferred Shares remain with legal counsel awaiting instruction from the Company for cancellation and therefore Mid Americas Corp remains a wholly owned subsidiary until this action is undertaken.   The debt settlement shares had not been issued as of December 31, 2013.

The Company is awaiting certain confirmations required from MEX in regard to property title and transfer in order to close the agreement with MEX.  The Company continues to work with MEX  to undertake the required actions in order to finalize its rights to the assignment of the rights granted to Mex.  If it is successful in finalizing the assignment agreement then the Company will assume the following obligations of MEX under their acquisition agreement in order to finalize the acquisition of the Company holding the mining concessions:

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

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4 – Mineral Property Agreements (continued):

b) MEX Agreement (continued):

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

Note 5 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Prepaid news dissemination fees	$720	$955
Prepaid legal fees	3,988	4,474
	$4,708	$5,429

Note 6 – Short term loans:

During the fiscal year ended June 30, 2013, the Company received a series of loans in the cumulative amount of $725,000 from an unrelated third party lender. The loans were unsecured, extend for a term of one year from the date the funds are received, and bear interest at 10% per annum, payable on maturity.

On November 22, 2013, the Company executed a debt settlement and subscription agreement (the “Agreement”) with aforementioned unrelated third party lender. Under the agreement, the Company is indebted to lender in the aggregate amount of US$794,150 including principal and unpaid interest to November 22, 2013( “Outstanding Amount”); the lender has agreed to accept 15,883,013 shares of the Company’s common stock at a price of US$0.05 per share in full and final settlement of the Outstanding Amount.  The shares were not issued as at the six month period ended December 31, 2013 and are recorded on the Company’s balance sheet as Stock Payable.
	October 1 to	October 1 to	July 1 to	July 1 to
	November 22,	December 31,	November 22,	December 31,
	2013	2012	2013	2012
Interest expenses	$10,527	$-	$28,801	$-

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
December 31, 2013

Note 7 – Related party transactions (continued):

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

Mr. De la Torre entered into a management agreement with the Company, whereby Mr. De la Torre would receive $10,000 per month as management fees, plus any out of pocket expenses. He has agreed to reduce his fees to $2,500 per month effective May 1, 2013 and on a go forward basis until such time as the Company has funded the project. During the six months period ended December 31, 2013, Mr. Torre invoiced the Company $15,000, in management fees. The Company made cash payments of $2,500, leaving $17,500 due and payable to Mr. Torre as of December 31, 2013 ($5,000 - June 30, 2013).

During the six month period ended December 31, 2013 Mr. De la Torre advanced $25,000 to the Company for ongoing working capital obligations. The advance is on demand and bears no interest.

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
December 31, 2013

Note 8 – Issuance of shares (continued):

The preferred stock is convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock. Further, the preferred stock carries voting rights of 100 shares per each share of preferred stock.

On November 22, 2013, the Company executed a debt settlement and subscription agreement (the “Agreement”) with above unrelated third party lender (Ref Note 6 – short term loans). Under the agreement, the Company will issue15,888,013 shares of the Company’s common stock at a price of US$0.05 per share in full and final settlement of aggregate amount of US$794,150. The shares were not issued as of December 31, 2013 and are recorded as stock payable on the Company’s balance sheets.

As at December 31, 2013 and June 30, 2013, the Company had a total of 235,000,000 shares of common stock and 5,000,000 preferred shares issued and outstanding.

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

Operating loss carry-forwards generated during the period from April 23, 2012 (date of inception) through December 31, 2013 of approximately $1,760,956, will begin to expire in 2032.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $598,700 at December 31, 2013. For the six month periods ended December 31, 2013 and 2012, the valuation allowance increased by approximately $37,000 and $127,840, respectively.

The Company has no tax positions at December 31, 2013, or June 30, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years ended June 30, 2012 and 2013 are subject to examination by the Internal Revenue Service.

Note 10 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 11 – Subsequent events:

On February 11, 2014, we issued the 15,883,013 shares pursuant to the debt settlement agreement more particularly described in Note 6 above.

We have evaluated subsequent events through February 14, 2014 and have determined that other than as disclosed herein there are no other subsequent events after December 31, 2013 for which disclosure is required.

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

Business of the Company:

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

The Company is currently focused exclusively on the acquisition and development of mineral resource properties. On June 15, 2013, Mid Americas, the wholly owned subsidiary of the Company lost its interest by a default of the Option Agreement for certain mining concessions in Chile.   On November 11, 2013, effective November 7, 2013, the Company entered into an agreement whereby is has the rights to acquire a Mexican company holding certain mining concessions in Mexico. The Company has been working to finalize the acquisition agreement to acquire the mining concessions in Mexico.   Delays have been due to the filing of certain documents with the Mexican government to perfect the interest in the mining concessions.   The Company expects to be able to finalize the acquisition before March 31, 2014.

There can be no assurance that the Company will be able to raise the required financing to complete the new acquisition.

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2013 Compared to Three Month Period Ended December 31, 2012

We generated no revenue for the three month periods ended December 31, 2013 and December 31, 2012, respectively.

During the three month period ended December 31, 2013, we incurred operating losses of $28,096 as compared to operating losses of $376,000 during the three month period ended December 31, 2012,  a decrease of $347,904.  The significant decrease in operating expenses is due to the fact that Mid Americas had no expenditures during the three months ended December 31, 2013 compared to $376,000 expenditures during the three months ended December 31, 2012 as the Company has no current assets and no operations.

During the period ended December 31, 2013 we incurred professional fees of $7,418 (2012: Nil), consulting fees of $4,685 (2012: Nil), legal fees of $894 (2012-Nil), management fees of $7,500 (2012: Nil) and general and administrative expenses of $7,599 (2012: Nil). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.  These increases in expenses were offset by exploration expenses for the three months ended December 31, 2012 in the amount of $376,000 with no comparable expense for the three months ended December 31, 2013, which accounts for the substantial decrease in operating expenses period over period.

During the three month period ended December 31, 2013 we incurred a net loss of $38,623 as compared to a net loss of $376,000 in the same period ended December 31, 2012.  Of this amount, the loss from operations for the three months ended December 31, 2013 totaled $28,096 as compared to $376,000  for the three months ended December 31, 2012.  Other expenses included in the net loss for the three months ended December 31, 2013 relate to interest expenses in the amount of $10,527 with no comparable expense for the three months ended December 31, 2012.

Six Month Period ended December 31, 2013 Compared to Six Month Period Ended December 31, 2012

We generated no revenue for the three month periods ended December 31, 2013 and 2012, respectively.

During the six month period ended December 31, 2013, we incurred operating losses of $80,162 as compared to operating losses of $376,000 during the six month period ended December 31, 2012, a decrease of $295,838.

During the period ended December 31, 2013 we incurred professional fees of $10,913 (2012: Nil), consulting fees of $15,250 (2012: Nil), management fees of $15,000 (2012: Nil) and general and administrative expenses of $15,245 (2012: Nil) and legal fees of $4,947 (2012- Nil).  These increases in expenses were offset by exploration expenses for the six months ended December 31, 2012 in the amount of $376,000 with no comparable expense for the six months ended December 31, 2013, which accounts for the substantial decrease in operating expenses period over period.

During the six month period ended December 31, 2013 we incurred a net loss of $108,963 as compared to a net loss of $376,000 in the same period ended December 31, 2012.  Of this amount, the loss from operations for the six months ended December 31, 2013 totaled $80,162 as compared to $376,000 for the six months ended December 31, 2012.  Other expenses included in the net loss for the six months ended December 31, 2013 relate to interest expenses in the amount of $28,801 with no comparable expense for the six months ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our assets and working capital remained relatively constant for the six months ended December 31, 2013 as compared to our fiscal year ended June 30, 2013.  As of December 31, 2013, our current assets were $5,116 as compared to $8,153 as at June 30, 2013.   However, we had a substantial reduction in current liabilities from $923,684 at June 30, 2013 to $235,460 at December 31, 2013.   This decrease was due to a debt settlement negotiated with a creditor which reduce our liabilities by $725,000 in short term loans and $40,349 in accrued interest as at June 30, 2013. We had a  working capital deficit of $230,344 as at December 31, 2013 as compared to deficit of  working capital of $915,531 as at June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2013 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2014, the Company issued a total of 15,883,013 shares of common stock at a deemed price of $0.05 per share pursuant to a debt settlement with one creditor to settle outstanding loans plus accrued interest in the amount of $794,150.68.

Exemption From Registration. The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, (“Securities Act”), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Other than as disclosed above, there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
2.1	Executed Share Exchange Agreement, including all Schedules and Disclosure Statements by and between the Company, Mid Americas Corp., and the stockholders of Mid Americas Corp. dated February 22, 2013	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Certificate of Amendment – Increase in Authorized Shares	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
3.3	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
4.1	Certificate of Designation – Preferred Stock	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
10.1	Executed Assignment Agreement between the Company and Mid Americas Corp., dated October 15, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.2	Executed Option Agreement by and between Mid Americas Corp. and Gunter Stromber and Elsa Dorila Durate Horta, dated April 23, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.3	Executed Amendment No. 1 to Option Agreement, dated July 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.4	Executed Amendment No. 2 to Option Agreement, dated September 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.5	Executed Consulting Agreement with Michel Voyer, dated October 1, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.6	Letter of Extension between Optionors, the Company and Mid Americas	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 31, 2013
10.7	Loan Agreement between Mid Americas Corp and Gold Source International Ltd.	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
10.8	Consulting Agreement between Swingplane Ventures Inc. and Carlos De la Torre	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
10.9	Assignment and Acquisition Agreement between the Company and Mineralmex Corp.	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013.
10.10	Debt Settlement Agreement and Subscription Agreement between the Company and Shan Kwong Hing Holdings Limited	Filed herewith
21	List of Subsidiaries	Mid Americas Corp., a corporation incorporated under the laws of the country of Belize
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SWINGPLANE VENTURES, INC.

Date: February 19, 2014	By:	/s/ Carlos De la Torre
Carlos De la Torre
Chief Executive Officer (Principal Executive Officer), Secretary, and Director

Date: February 19, 2014	By:	/s/ Dimitrios Trikeriotis
Dimitrios Trikeriotis
Chief Financial Officer (Principal Financial Officer), Treasurer, and Director