Form 10-Q
period 2014-03-31
Swingplane Ventures, Inc.
filed 2014-05-09
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [ ] No [X ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

250,883,013 common shares outstanding as of April 27, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SWINGPLANE VENTURES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on  October 15, 2013.

SWINGPLANE VENTURES, INC.

 (A Development Stage Corporation)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$408	$2,724
Prepaid expenses (Note 3, 4)	4,359	5,429
Total Current Assets	4,767	8,153

TOTAL ASSETS	$4,767	$8,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$203,165	$152,335
Accounts payable – related party	26,000	6,000
Accrued Interest	-	40,349
Advances from related party	25,000	-
Short Term Loans	3,000	725,000
Total Current Liabilities:	257,165	923,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as at March 31, 2014 and June 30, 2013	5,000	5,000
Common stock, $0.001 par value; 550,000,000 shares authorized; 250,883,013 and 235,000,000 shares issued and outstanding as at March 31, 2014 and June 30, 2013 respectively	250,883	235,000
Additional Paid-in Capital	1,274,729	496,462
Accumulated deficit during the development stage	(1,783,010)	(1,651,993)
Total Stockholders’ Equity (Deficit)	(252,398)	(915,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$4,767	$8,153

The accompanying notes are an integral part of these consolidated financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from Inception,
					April 23. 2012
	Three Months Ended		Nine Months Ended		Through
	March 31	March 31	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014
Revenues
Sales	$-	$-	$-	$-	$-

Operating expenses:
Exploration expenses	-	289,090	18,807	665,090	1,416,766
Professional Fees	3,212	7,020	14,125	7,020	30,876
Consulting fees	1,028	3,500	16,278	3,500	101,049
Legal Fees	7,536	13,790	12,483	13,790	60,421
Management fee, related party	7,500	20,000	22,500	20,000	47,500
General and administrative	2,737	26,610	17,982	26,610	71,316
Total operating expenses	22,013	360,010	102,175	736,010	1,727,928
Loss from operations	(22,013)	(360,010)	(102,175)	(736,010)	(1,727,928)

Other income (expense)
Interest Expense	(41)	(8,164)	(28,842)	(8,164)	(55,082)
Total other income (expense)	(41)	(8,164)	(28,842)	(8,164)	(55,082)
(Loss) before taxes	(22,054)	(368,174)	(131,017)	(744,174)	(1,783,010)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(22,054)	$(368,174)	$(131,017)	$(744,174)	$(1,783,010)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average number of shares outstanding	243,470,940	99,555,556	237,782,426	36,058,394

The accompanying notes are an integral part of these consolidated financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative,
	Nine	Nine	Inception,
	Months Ended	Months Ended	April 23, 2012
	March 31,	March 31,	Through
	2014	2013	March 31, 2014

Cash flows from operating activities:
Net (loss)	$(131,017)	$(744,174)	$(1,783,010)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	1,070	10,417	16,963
Increase (decrease) in accounts payable	79,631	10,858	213,392
Increase (decrease) accounts payable, related parties	20,000	11,259	26,000
Increase (decrease) in accrued liabilities	-	(400,000)	-
Net cash used in operating activities	(30,316)	(1,111,640)	(1,526,655)

Cash flows from investing activities:
Cash from acquisition	-	20,477	20,477
Net cash flows from investing activities	-	20,477	20,477

Cash flows from financing activities:
Proceeds from sale of common stock		-	1,000,000
Subscription receivable		650,000	-
Advances from related party	25,000	-	25,000
Short Term Loan	3,000	478,586	481,586
Net cash flows from financing activities	28,000	1,128,586	1,506,586
Net cash flows	(2,316)	37,423	408

Cash and equivalent, beginning of period	2,724	-	408
Cash and equivalent, end of period	$408	$37,423	$408

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash investing and financing activities:
Prepaid expenses in other expenses acquired from reverse acquisition	-	21,322	21,322
Accounts payable acquired from reverse acquisition	-	44,813	44,813
Accrued interest payable acquired from reverse acquisition	-	14,110	14,110
Short term loan acquired from reverse acquisition	-	246,414	246,414
Stock paid to settle short term loan	725,000	-	725,000
Stock paid to settle accrued interest payable	69,150	-	69,150
	$794,150	$326,659	$1,120,809

The accompanying notes are an integral part of these consolidated financial statements

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

On October 15, 2012, the Company entered into an assignment agreement (the “Assignment Agreement”) with Mid Americas Corp. (“Mid Americas”) where under we could earn the right to acquire 75% of certain mining concessions in Chile from the Vendors (the “Option Agreement”) (the Algarrobo Property”).  With the entry into this agreement the Company determined to change its business focus to enter the Exploration Stage as defined by ASC Topic 915.  Under the Assignment Agreement there were certain terms to be met including funding obligations, in order to complete acquisition of the mining concessions.

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

On June 15, 2013 the Company was unable to meet certain funding obligations under its agreements to acquire the Algarobbo Property and was in breach of the agreements.  As a result of the breach, Mid Americas Corp. and the Company lost all rights or interest in or to the property Note 4(a).

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
March 31, 2014

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

The Company had the following potential common stock equivalents at March 31, 2014:

Convertible preferred shares	5,000,000
Converted rate:	1:50
Common stock equivalents	250,000,000

Since the Company reflected a net loss during the nine month periods ended March 31, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine month period ended March 31, 2014, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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
March 31, 2014

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
March 31, 2014

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
March 31, 2014

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

Therefore, the Company determined that it would not be advisable to pay the property tax payment on June 15, 2013 as it would not be able to raise the required $500,000 by that date.    On June 15, 2013, when the property tax payment was not paid, the Company had breached the payment as required for the extension of the option and therefore Mid Americas Corp. and the Company have no further rights or interest in or to the Algarrobo property.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

During the period covered by these financial statements the Company received both board and shareholder approval for the increase in authorized capital to amend the voting rights of the Series A Preferred Stock.  Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by then and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp.    The Company also negotiated the debt settlement to settle the outstanding loan in the amount of $725,000 plus accrued interest for the issuance of 15,883,013 shares of the common stock of the Company.  As at March 31, 2014, the Series A Preferred Shares remain with legal counsel awaiting instruction from the Company for cancellation and therefore Mid Americas Corp remains a wholly owned subsidiary until this action is undertaken.   The debt settlement shares were issued on February 11, 2014.

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
March 31, 2014

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

The property owner has agreed to grant the irrevocable right to purchase the NSR or any portion thereof for a payment of up to $1,000,000 which shall be allocated proportionately to the purchase (ie): $333,333 shall purchase 1% of the NSR or any combination thereof, based on the stated formula.  This Right to Purchase shall be for a period of 3 (three) years from the initial payment of the GOR and shall terminate at the end of the third year and there shall be no further right to purchase thereafter.

Note 5 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of March 31, 2014 and June 30, 2013:

	March31, 2014	June 30, 2013
Prepaid news dissemination fees	$720	$955
Prepaid legal fees	3,639	4,474
	$4,359	$5,429

Note 6 – Short term loans:

During the fiscal year ended June 30, 2013, the Company received a series of loans in the cumulative amount of $725,000 from an unrelated third party lender. The loans were unsecured, extend for a term of one year from the date the funds are received, and bear interest at 10% per annum, payable on maturity.

On November 22, 2013, the Company executed a debt settlement and subscription agreement (the “Agreement”) with aforementioned unrelated third party lender. Under the agreement, the Company is indebted to lender in the aggregate amount of US$794,150 including principal and unpaid interest to November 22, 2013( “Outstanding Amount”); the lender has agreed to accept 15,883,013 shares of the Company’s common stock at a price of US$0.05 per share in full and final settlement of the Outstanding Amount.  The shares were issued On February 11, 2014.

	October 1 to	October 1 to	July 1 to	July 1 to
	November 22,	December 31,	November 22,	December 31,
	2013	2012	2013	2012
Interest expenses	$10,527	$-	$28,801	$-

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 6 – Short term loans: (continued)

During the three month period ended March 31, 2014, the Company received a loan in the amount of $3,000 from an unrelated third party lender. The loan was unsecured, extends for a term of one year from the date the funds are received, and bears  interest at 12% per annum, payable on maturity. During the period ended March 31, 2014, we accrued interest expenses of $41 on this loan.

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

Mr. De la Torre entered into a management agreement with the Company, whereby Mr. De la Torre would receive $10,000 per month as management fees, plus any out of pocket expenses. He has agreed to reduce his fees to $2,500 per month effective May 1, 2013 and on a go forward basis until such time as the Company has funded the project. As at the fiscal year ended June 30, 2013, Mr. De la Torre was owed $5,000 in management fees.  During the nine month period ended March 31, 2014, Mr. De la Torre accrued $22,500, in management fees. The Company made cash payments of $2,500 during the nine months ended March 31, 2014, leaving $25,000 due and payable to Mr. Torre as of March 31, 2014 ($5,000 - June 30, 2013).

During the nine month period ended March 31, 2014 Mr. De la Torre advanced $25,000 to the Company for ongoing working capital obligations. The advance is on demand and bears no interest.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

On November 22, 2013, the Company executed a debt settlement and subscription agreement (the “Agreement”) with above unrelated third party lender (Ref Note 6 – short term loans). Under the agreement, on February 11, 2014, the Company issued 15, 888,013 shares of the Company’s common stock at a price of US$0.05 per share in full and final settlement of aggregate amount of US$794,150.

As at March 31, 2014, the Company had a total of 250,883,013 shares of common stock issued and outstanding and 5,000,000 preferred shares issued and outstanding.

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

Operating loss carry-forwards generated during the period from April 23, 2012 (date of inception) through March 31, 2014 of approximately $1,783,010, will begin to expire in 2032.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $606,200 at March 31, 2014. For the nine month periods ended March 31, 2014 and 2013, the valuation allowance increased by approximately $44,500 and $253,000, respectively.

The Company has no tax positions at March 31, 2014, or June 30, 2013, for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

SWINGPLANE VENTURES, INC.
(An Exploration Stage Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

Note 11 – Subsequent events:

We have evaluated subsequent events through May 5, 2014 and have determined that other than as disclosed herein there are no other subsequent events after March 31, 2014 for which disclosure is required.

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

The Company is currently focused exclusively on the acquisition and development of mineral resource properties. On June 15, 2013, Mid Americas, the wholly owned subsidiary of the Company lost its interest by a default of the Option Agreement for certain mining concessions in Chile.   On November 11, 2013, effective November 7, 2013, the Company entered into an agreement whereby is has the rights to acquire a Mexican company holding certain mining concessions in Mexico. The Company has been working to finalize the acquisition agreement to acquire the mining concessions in Mexico.   Delays have been due to the filing of certain documents with the Mexican government to perfect the interest in the mining concessions.   The Company expects to be able to finalize the acquisition before May 15, 2014.

There can be no assurance that the Company will be able to raise the required financing to complete the new acquisition.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

We generated no revenue for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

During the three month period ended March 31, 2014, we incurred operating losses of $22,013 as compared to operating losses of $360,010 during the three month period ended March 31, 2013, a decrease of $337,997.  The significant decrease in operating expenses is mainly due to the fact that the Company had exploration expenditures of $289,090 during the three months ended March 31, 2013 with no comparable expenditures for the period ended March 31, 2014.
During the period ended March 31, 2014 we incurred professional fees of $3,212 (2013: 7,020), consulting fees of $1,028 (2013: 3,500), legal fees of $7,526 (2013-13,790), management fees of $7,500 (2013: 20,000) and general and administrative expenses of $2,737 (2013: 26,610). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.  The substantial decrease in fees is mainly related to exploration expense, however, all fees decreased at the Company has had limited operations while it waits for the closure of the acquisition of the project in Mexico.

During the three month period ended March 31, 2014 we incurred a net loss of $22,054 as compared to a net loss of $368,174 in the same period ended March 31, 2013.  Of this amount, the loss from operations for the three months ended March 31, 2014 totaled $22,013 as compared to $360,010  for the three months ended March 31, 2013.  Other expenses included in the net loss for the three months ended March 31, 2014 relate to interest expenses in the amount of $41 with interest expense for the three months ended March 31, 2013 of $8,164.

Nine Month Period ended March 31, 2014 Compared to Nine Month Period Ended March 31, 2013

We generated no revenue for the nine month periods ended March 31, 2014 and 2013, respectively.

During the nine month period ended March 31, 2014, we incurred operating losses of $102,175 as compared to operating losses of $736,010 during the nine month period ended March 31, 2013, a decrease of $633,835.
During the nine month period ended March 31, 2014 we incurred professional fees of $14,125 (2013: 7,020), consulting fees of $16,278 (2013: 3,500), management fees of $22,500 (2013: 20,000) and general and administrative expenses of $17,982 (2013: 26,610) and legal fees of $12,483 (2013- 13,790).  These increases in expenses was mainly related to exploration expenses for the nine months ended March 31, 2013 in the amount of $665,090 with compared to an exploration expense of $18,807 for the nine months ended March 31, 2014, which accounts for the substantial decrease in operating expenses period over period.

During the nine month period ended March 31, 2014 we incurred a net loss of $131,017 as compared to a net loss of $744,174  in the same nine month period ended March 31, 2013.  Of this amount, the loss from operations for the nine months ended March 31, 2014 totaled $102,175 as compared to $736,010 for the nine months ended March 31, 2013.  Other expenses included in the net loss for the nine months ended March 31, 2014 relate to interest expenses in the amount of $28,842 with as compared to an interest expense of $8,164 for the nine months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our assets and working capital remained relatively constant for the nine months ended March 31, 2014 as compared to our fiscal year ended June 30, 2013.  As of March 31, 2014, our current assets were $4,767 as compared to $8,153 as at June 30, 2013.   However, we had a substantial reduction in current liabilities from $923,684 at June 30, 2013 to $257,165 at March 31, 2014.   This decrease was due to a debt settlement negotiated with a creditor which reduce our liabilities by $725,000 in short term loans and $40,349 in accrued interest as at June 30, 2013. We had a working capital deficit of $253,398 as at March 31, 2014 as compared to a working capital deficit of  $915,531 as at June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2014.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2014 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
2.1	Executed Share Exchange Agreement, including all Schedules and Disclosure Statements by and between the Company, Mid Americas Corp., and the stockholders of Mid Americas Corp. dated February 22, 2013	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Certificate of Amendment – Increase in Authorized Shares	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
3.3	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
4.1	Certificate of Designation – Preferred Stock	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
10.1	Executed Assignment Agreement between the Company and Mid Americas Corp., dated October 15, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.2	Executed Option Agreement by and between Mid Americas Corp. and Gunter Stromber and Elsa Dorila Durate Horta, dated April 23, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.3	Executed Amendment No. 1 to Option Agreement, dated July 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.4	Executed Amendment No. 2 to Option Agreement, dated September 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.5	Executed Consulting Agreement with Michel Voyer, dated October 1, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.6	Letter of Extension between Optionors, the Company and Mid Americas	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 31, 2013
10.7	Loan Agreement between Mid Americas Corp and Gold Source International Ltd.	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
10.8	Consulting Agreement between Swingplane Ventures Inc. and Carlos De la Torre	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
10.9	Assignment and Acquisition Agreement between the Company and Mineralmex Corp.	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013.
10.10	Debt Settlement Agreement and Subscription Agreement between the Company and Shan Kwong Hing Holdings Limited	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on February 19, 2014.
21	List of Subsidiaries	Mid Americas Corp., a corporation incorporated under the laws of the country of Belize
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SWINGPLANE VENTURES, INC.

Date: May 9, 2014	By:	/s/ Carlos De la Torre
Carlos De la Torre
Chief Executive Officer (Principal Executive Officer), Secretary, and Director

Date: May 9, 2014	By:	/s/ Dimitrios Trikeriotis
Dimitrios Trikeriotis
Chief Financial Officer (Principal Financial Officer), Treasurer, and Director