Form 10-K
period 2014-06-30
Swingplane Ventures, Inc.
filed 2014-10-15
CIK 1497046

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54571
Commission File Number

SWINGPLANE VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2919616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 West Ray Rd., 2nd Floor, Chandler, AZ	85226
(Address of principal executive offices)	(Zip Code)

(800) 373-0537
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
n/a	n/a
Title of each class	Name of each exchange on which registered

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $1,207,507 based on the closing price of $0.0102 as reported as of December 31, 2013 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

250,883,013 shares of common stock outstanding as of October 8, 2014 5,000,000 shares of Series A preferred stock outstanding as of October 8, 2014

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

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Swingplane" mean Swingplane Ventures, Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 3100 West Ray Rd., 2nd Floor, Chandler, AZ 85226. Our telephone number is (800) 373-0537. Our website is http://swingplaneventuresinc.com

Our common stock is quoted onOTC Markets - Pink  (“Over-the-Counter Markets - Pink”) under the symbol "SWVI".

Swingplane Ventures, Inc. was incorporated in the State of Nevada on June 24, 2010 with the intention of selling men’s and women’s golf apparel.   In August, 2012, the Company underwent a change in control and determined to pursue opportunities in the mining industry.

We have one wholly owned subsidiary Mid Americas Corp., a company incorporated pursuant to the laws of the country of Belize on April 23, 2012.  Presently the subsidiary is inactive.

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

The Company historically undertook all of its operations in the mining industry through Mid Americas which was a natural resource exploration stage company in the business of acquiring, exploring, and if warranted and feasible, developing natural resource assets.  Mid Americas’ activities have been limited to the formation, the raising of equity capital, the development of a plan to develop and monetize the Algarrobo property.  Presently Mid Americas is inactive.

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

On November 11, 2013, effective November 7, 2013, the Company entered into an assignment and acquisition agreement with Mineralmex Corp. (MEX), whereby MEX has agreed to grant to the Company the sole and exclusive option to acquire all of MEX’s right, title and interest in an acquisition agreement to acquire a 100% interest in certain mining concessions in Mexico (the "Property") .  In consideration of the transfer of the rights to the Property by MEX, the Company is required to:

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

During the period covered by this report, the Company received both board and shareholder approval for the increase in authorized capital to amend the voting rights of the Series A Preferred Stock.  Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by them and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp.    The Company also negotiated the debt settlement to settle the outstanding loan in the amount of $725,000 plus accrued interest for the issuance of 15,883,013 shares of the common stock of the Company.  Presently, the Series A Preferred Shares remain with legal counsel awaiting instruction from the Company for cancellation and therefore Mid Americas Corp remains a wholly owned subsidiary until this action is undertaken.   The debt settlement shares were issued on February 11, 2014.

If we are successful in finalizing the assignment agreement then the Company will assume the following obligations of MEX under their acquisition agreement whereby they will acquire the mining concessions:

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

The property owner is required to transfer the shares of the Mexican company holding the mining concessions (the "Mexican Company") upon the cumulative payment of $50,000 from production under (b) above however, the property owner shall have a lien on the shares of the Mexican Company until such time as the payments under (a) (b) and (c) above have been met.

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

The Company continues to work with MEX to undertake the required actions in order to finalize the assignment of the mineral rights granted to MEX, however, as of the date of this report the transaction has still not closed.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not have any  patents, trademarks, licenses, franchises, concessions, royalty agreement or labor contracts as of the date of this filing and we did not have any as of June 30, 2014, having lost our rights to the mining concessions in Chile on June 15, 2013.  While we have entered into certain agreements to acquire concessions in Mexico, these transactions have not closed as at the date of this report.

Research and Development

We did not incur any research and development expenses during the period from June 24, 2010 (inception) to the period ended June 30, 2014.

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

Employees

As of June 30, 2014 we did not have any employees.  Our President, Ismael Gonzalez Balboa and our Chief Financial Officer, Dimitrios Trikeriotis, each spend approximately 15 hours per week managing the Company’s affairs.

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

We depend on our officers and directors and the loss of these individuals could adversely affect our business.

Our Company is completely dependent on our officers and directors, Dimitrios Trikeriotis and Ismael Gonzalez Balboa in order to move forward with our corporate inititives. We currently have no employees and the loss of these individuals could significantly and adversely affect our business. We do not carry any life insurance on our directors and officers.

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

Our financial statements for the period ended June 30, 2014,  include a going concern note from our auditors. The Company has had limited operations. As of June 30, 2014, the Company has not emerged from the exploration stage and has no revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Markets - Pink and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

Our common shares are currently traded under the symbol “SWVI,” but currently with low or no volume, based on quotations on the “Over-the-Counter Market - Pink,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

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

Holders of the Series A Preferred Stock have voting rights with respect to matters that generally require the approval of voting stockholders, in addition to voting rights as specifically required by Nevada law . In the event the holders of Series A Preferred Stock vote collectively as to any matter put before a vote, such holders of Series A Preferred Stock could control the vote.  While the holders of Series A Preferred Stock have not advised that they intend to vote collectively on any matter, nor are we aware of any voting agreements currently in place, we cannot know with certainty that such holders of Series A Preferred Stock will not vote collectively in the future or enter into any voting agreements.   During the period covered by this report, the Company received both board and shareholder approval to amend the voting rights of the Series A Preferred Stock. Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by them and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp.  While approvals for these actions have been received, the Company has not yet effected these actions.

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

We have issued 5,000,000 shares of Preferred Stock.  Each share of Preferred Stock will be convertible at the option of the holder thereof into 50 shares of our common stock. The conversion of some or all of the Preferred Stock will dilute the ownership interest of our existing common stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of the outstanding shares of our common stock and the Preferred Stock. In addition, the existence of our Preferred Stock may encourage short selling or arbitrage trading activity by market participants because the conversion of our Preferred Stock could depress the price of our equity securities.During the period covered by this report, the Company received both board and shareholder approval to amend the voting rights of the Series A Preferred Stock. Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by them and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp. While approvals for these actions have been received, the Company has not yet effected these actions.

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

A former officer and director currently owns 44.61% of the voting rights and investors may find that his votes may be contrary to their interest.

Carlos De la Torre, former officer and director,  controls 44.61% of the voting rights of the issued and outstanding shares of the Company.   Based on his holdings he may have a significant percentage of voting rights such that he may have an overwhelming influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  Our bylaws require that at any meeting of the stockholders a quorum be present in order to transact such business.    A quorum under our bylaws is defined as a majority of the issued and outstanding voting shares of the Company represented in person, or by proxy.  If a quorum is present, the affirmative vote of the holders of a majority of the voting shares represented at the meeting and entitled to vote on the matter shall be the act of the stockholders, unless a vote of greater number by classes is required by the laws of the State of Nevada, the Articles of Incorporation or the Company Bylaws.   As it is unusual that all shareholders would attend a meeting either in person or by proxy, should Mr. De la Torre be in attendance at a meeting where a quorum is present his significant stockholdings may allow him to control any voting at the meetings.  Further, since Mr. De la Torre holds 44.61% of the voting powers in order to form a quorum, should Mr. De la Torre determine not to attend a meeting, the remaining shareholders holding at least 50% of the issued and outstanding voting shares of the Company would have to attend any meeting either in person or by proxy. Therefore the shares controlled by Mr. De la Torre have a significant influence on any voting matters which may be contrary to the interests of the other stockholders.  Mr. De la Torre has voted to amend the voting rights of the Series A Preferred Stock. Further, the Company received consent and agreement from Mr. De la Torre to cancel his shares of Series A Preferred stock and return those shares to treasury in return for which he will receive shares of Mid Americas Corp. While approvals for these actions have been received, the Company has not yet effected these actions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Presently the Company operates remotely from offices leased at 3100 West Ray Rd., 2nd Floor, Chandler, AZ 85226, which are provided free of charge by our officers and directors. We are seeking to establish offices in Mexico subject to being able to successfully close a project in Mexico.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently quoted on the Over-the-Counter Market - Pink (OTCPink) maintained by the Financial Industry Regulatory Authority (“FINRA”), under the trading symbol “SWVI”.  Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended June 30, 2014 and June 30, 2013.  The first data available in regard to the high and low closing bid prices for the Company is from October 22, 2012.

Quarter	High ($)	Low ($)
4th Quarter ended 6/30/2014	0.126	0.01
3rd Quarter ended 3/31/2014	0.016	0.0115
2nd Quarter ended 12/31/2013	0.067	0.0078
1st Quarter ended 9/30/ 2013	0.191	0.008

4th Quarter ended 6/30/2013	0.1090	0.016
3rd Quarter ended 3/31/2013	1.00	0.10
2nd Quarter ended 12/31/2012	0.23	0.15
1st Quarter ended 9/30/ 2012	0.00	0.00

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

Holders

As of the date of this Current Report, 250,883,013 shares of common stock are issued and outstanding.  There are 20 shareholders of record of our common stock.

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

Results of Operations

We generated no revenue for the fiscal years ended June 30, 2014 and June 30, 2013, and we have never generated any revenue.

For the fiscal year ended June 30, 2014, we incurred operating expenses of $116,823 as compared to $873,903 incurred during the fiscal year ended June 30, 2013, a decrease of $757,080. The substantial decrease in fees is mainly related to exploration expense from $679, 881 (2013) to $18,807 (2014), however, all fees decreased at the Company has had limited operations while it waits for the closure of the acquisition of the project in Mexico.

During the fiscal year ended June 30, 2014 we incurred a net loss of $145,755 as compared to a net loss of $900,143 incurred during the fiscal year ended June 30, 2013.  Of this amount, loss from operations totaled $116,823 at June 30, 2014 as compared to $873,903 as at June 30, 2013.  Other expenses included in the net loss for 2014 relate to interest expenses in the amount of $28,932 for the fiscal year ended June 30, 2014 compared to $26,240 for the fiscal year ended June 30, 2013.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

Liquidity and Capital Resources

As of June 30, 2014, our current assets were $1,128 as compared to $8,153 as at June 30, 2013 and our current liabilities were $268,264 ($923,684 as at June 30, 2013), resulting in a working capital deficit of $267,136 as at June 30, 2014 as compared to deficit of  working capital of $915,531 as at June 30, 2013.   The decrease in current assets was due to cash in the amount of $408 ($2,724 as of June 30, 2013) and prepaid expenses in the amount of $720 ($5,429 as of June 30, 2013).    Current liabilities were comprised of: (i) $206,764 in accounts payable and accrued liabilities ($152,335 – June 30, 2013) ;( ii) $33,500 in accounts payable – related party ($6,000 – June 30, 2013); (iii) $3,000 in short term loan ($725,000 – June 30, 2013), (vi) $25,000 in advances from related party ($Nil – June 30, 2013) and (v) $nil interest payable related to the short term loans ($40,349 – June 30, 2013). This substantive change in our working capital and our current liabilities is due to loans in the amount of $725,000 during the fiscal year ended June 30, 2013 converted to common stock during the fiscal year ended June 30, 2014.

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.
There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

SWINGPLANE VENTURES, INC.

FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
AUDITED

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Swingplane Ventures, Inc.:

We have audited the accompanying balance sheet of Swingplane Ventures, Inc. (“the Company”) as of June 30, 2014 and 2013, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Swingplane Ventures, Inc., as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC

Denver, CO

October 14, 2014

SWINGPLANE VENTURES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$408	$2,724
Prepaid expenses (Note 3,4)	720	5,429
Total Current Assets	1,128	8,153

TOTAL ASSETS	$1,128	$8,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$206,764	$152,335
Accounts payable – related party	33,500	6,000
Accrued Interest	-	40,349
Advances from related party	25,000
Short Term Loans	3,000	725,000
Total Current Liabilities:	268,264	923,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000,000 shares and 0 shares issued and outstanding as at June 30, 2014 and June 30, 2013 respectively	5,000	5,000
Common stock, $0.001 par value; 550,000,000 shares authorized; 250,883,013 and 235,000,000 shares issued and outstanding as at June 30, 2014 and June 30, 2013 respectively	250,883	235,000
Shares subscriptions receivable	-	-
Additional Paid-in Capital	1,274,729	496,462
Accumulated deficit during the exploration stage	(1,797,748)	(1,651,993)
Total Stockholders’ Equity (Deficit)	(267,136)	(915,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$1,128	$8,153

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30,	June 30,
	2014	2013
Revenues
Sales	$-	$-

Operating expenses:
Exploration expenses	18,807	679,881
Professional Fees	16,961	16,751
Consulting fees	17,224	34,771
Legal Fees	12,483	47,938
Management fee	30,000	25,000
General and administrative	21,348	51,484
Total operating expenses	116,823	873,903
Loss from operations	(116,823)	(873,903)

Other income (expense)
Interest Expense	(28,932)	(26,240)
Total other income (expense)	(28,932)	(26,240)
(Loss) before taxes	(145,755)	(900,143)

Provision (credit) for taxes on income:	-	-
Net (loss)	$(145,755)	$(900,143)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	241,048,599	85,657,534

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
CONSOLIDTED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

							Deficit
							Accumulated
					Share	Capital in	During the	Total
	Common Stock		Preferred Stock		Subscriptions	Excess Of	Exploration	Stockholders’
	Shares	Amount $	Shares	Amount $	Receivable $	Par Value $	Stage $	Deficit $

Balance , June 30, 2012	5,000,000	5,000	-	-	(650,000)	995,000	(751,850)	(401,850)
Recapitalization effected on February 22, 2013	230,000,000	230,000	5,000,000	5,000	-	(498,538)	-	(263,538)
Share subscriptions receivable	-	-	-	-	650,000	-	-	650,000
Net Loss	-	-		-	-	-	(900,143)	(900,143)
Balance, June 30, 2013	235,000,000	235,000	5,000,000	5,000	-	496,462	(1,651,993)	(915,531)
Shares issued for debt settlement	15,883,013	15,883				7		794,150
Net Loss							(145,755)	(145,755)
Balance, June 30, 2014	250,883,013	$250,883	5,000,000	$5,000	$-	$1,274,729	$(1,758,102)	$(267,136)

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30,	June 30,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(145,755)	$(900,143)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	4,709	15,893
Increase (decrease) in accounts payable	83,230	137,911
Increase (decrease) in accounts payable – related party	27,500	-
Increase (decrease) in accrued liabilities	-	(400,000)
Net cash used in operating activities	(30,316)	(1,146,339)

Cash flows from investing activities:
Cash from acquisition	-	20,477
Net cash flows from investing activities	-	20,477

Cash flows from financing activities:
Proceeds from sale of common stock		-
Subscription receivable		650,000
Advances from related party	25,000	-
Short term loan	3,000	478,586
Net cash flows from financing activities	28,000	1,128,586
Net cash flows		2,724
	2,724
Cash and equivalent, beginning of period	(2,316)	-
Cash and equivalent, end of period	$408	$2,724

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash investing activities:
Stock paid to settle short term loan	$725,000	$-
Stock paid to settle accrued interest payable	69,150	-
Prepaid expenses in other expenses acquired from reverse acquisition	-	21,322
Accounts payable acquired from reverse acquisition	-	44,813
Accrued interest acquired from reverse acquisition	-	14,110
Short term loan acquired from reverse acquisition	-	246,414

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

The Company is awaiting certain confirmations required from MEX in regard to property title and transfer in order to close the agreement with MEX.  The Company continues to work with MEX to complete these actions, however, as at the date of this report the transaction has not yet closed.

Basis of presentation - These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary, Mid Americas.  All material intercompany balances and transactions have been eliminated in consolidation.

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 1 - Organization and summary of significant accounting policies: (continued)

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

The Company had the following potential common stock equivalents at June 30, 2014:

Convertible preferred shares	5,000,000
Converted rate: 1:50
Common stock equivalents	250,000,000

Since the Company reflected a net loss during the fiscal year ended June 30, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the fiscal year ended June 30, 2014, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Concurrent with closing of the Share Exchange Agreement, 300,000,000 shares issued to Mid Americas in trust under the terms of the Assignment Agreement were returned to treasury and the Company issued a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock to the shareholders of Mid Americas in exchange for all of the issued and outstanding capital stock of Mid Americas.

As a result of the transaction, the shareholders of Mid Americas acquired 42.5% of our issued and outstanding common stock and 100% of our issued and outstanding preferred stock, Mid Americas became our wholly-owned subsidiary, and we acquired the business and operations of Mid Americas.

The business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction will be presented as a continuation of the Mid Americas. Under reverse acquisition accounting Mid Americas (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares of the Company are restated to reflect the effect of the business combination and Mid Ameicas is a 100% owned subsidiary of the Company.

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

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

(i)	$950,000 cash payments through to October 15, 2012 which have been paid
(ii)	$250,000 cash payment on November 30, 2012, which has been paid
(iii)	$750,000 cash payment on or before June 30, 2013, which was not paid
(iv)	$750,000 cash payment on or before June 30, 2014, which was not paid
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

 SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 4 – Mineral Property Agreements (continued):

b) MEX Agreement:

On November 11, 2013, effective November 7, 2013, the Company entered into an assignment and acquisition agreement with Mineralmex Corp. (MEX), whereby MEX has agreed to grant to the Company the sole and exclusive option to acquire all of MEX’s right, title and interest in an acquisition agreement to acquire a 100% interest in certain mining concessions in Mexico (the "Property").  In consideration of the transfer of the rights to the Property by MEX, the Company is required to:

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

During the period covered by these financial statements the Company received both board and shareholder approval for the increase in authorized capital to amend the voting rights of the Series A Preferred Stock.  Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by then and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp.    The Company also negotiated the debt settlement to settle the outstanding loan in the amount of $725,000 plus accrued interest for the issuance of 15,883,013 shares of the common stock of the Company.  As at June 30, 2014, the Series A Preferred Shares remain with legal counsel awaiting instruction from the Company for cancellation and therefore Mid Americas Corp remains a wholly owned subsidiary until this action is undertaken.   The debt settlement shares were issued on February 11, 2014.

The Company is awaiting certain confirmations required from MEX in regard to property title and transfer in order to close the agreement with MEX.   If it is successful in finalizing the assignment agreement then the Company will assume the following obligations of MEX under their acquisition agreement in order to finalize the acquisition of the Mexican Company holding the mining concessions:

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

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 4 – Mineral Property Agreements (continued):

b) MEX Agreement (continued):

The property owner is required to transfer the shares of the Mexican Company holding the mining concessions upon the cumulative payment of $50,000 from production under (b) above however, the property owner shall have a lien on the shares of the Mexican Company until such time as the payments under (a) (b) and (c) above have been met.

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

As at the date of this report the transaction contemplated above has not yet closed.

Note 5 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
Prepaid news dissemination fees	$720	$955
Prepaid legal fees	-	4,474
	$720	$5,429

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

	June 30,	June 30,
	2014	2013
Interest expenses	$28,801	$26,240

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 6 – Short term loans: (continued)

During the fiscal year ended June 30, 2014, the Company received a loan in the amount of $3,000 from an unrelated third party lender. The loan is unsecured, extends for a term of one year from the date the funds were received, and bears interest at 12% per annum, payable on maturity. During the fiscal year ended June 30, 2014, we accrued interest expenses of $131 in respect of this loan.

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

The Company’s President and Chief Financial Officer, Mr. Carlos de la Torre personally holds 10,000,000 shares of the Company’s common stock, and is also the sole officer and director of Toucan Tropical Consulting Ltd. which holds a total of 3,250,000 shares of the Company’s preferred stock convertible into 162,500,000 shares of common stock, collectively controlling 44.61% of the votes, and as such are the controlling stockholders of the Company.

Mr. De la Torre entered into a management agreement with the Company, whereby Mr. De la Torre would receive $10,000 per month as management fees, plus any out of pocket expenses. He has agreed to reduce his fees to $2,500 per month effective May 1, 2013 and on a go forward basis until such time as the Company has funded the project. As at the fiscal year ended June 30, 2013, Mr. De la Torre was owed $5,000 in management fees.  During the fiscal year ended June 30, 2014, Mr. De la Torre accrued $30,000 in management fees. The Company made cash payments of $2,500 during the fiscal year ended June 30, 2014, leaving $32,500 due and payable to Mr. De la Torre as of June 30, 2014 ($5,000 - June 30, 2013).

During the fiscal year ended June 30, 2014 Mr. De la Torre advanced $25,000 to the Company for ongoing working capital obligations. The advance is on demand and bears no interest.

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

On November 22, 2013, the Company executed a debt settlement and subscription agreement (the “Agreement”) with above unrelated third party lender (Ref Note 6 – short term loans). Under the agreement, the Company issued 15, 888,013 shares of the Company’s common stock at a price of US$0.05 per share in full and final settlement of aggregate amount of US$794,150. The shares were issued in February of 2014.

As at June 30, 2014, the Company had a total of 250,883,013 shares of common stock issued and outstanding and 5,000,000 preferred shares issued and outstanding.

Note 9 – Provision for Income Taxes:

The Company has operating loss carry forwards of approximately $1,797,748 at June 30, 2014. The operating loss carry forwards expire from 2022 through 2034. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at June 30, 2014 and 2013:

Deferred Tax Asset	2014	2013
Operating loss carry forwards	$611,235	$561,678
Total Deferred Tax Asset	611,235	561,678
Valuation Allowance	(611,235)	(561,678)
Net Deferred Tax Asset	$-	$-

During the fiscal years ended June 30, 2014 and 2013 the valuation allowance increased by $49,557 and $306,049, respectively, principally due to losses incurred in operations.

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 9 – Provision for Income Taxes: (continued)

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2014	2013
Income tax (benefit) at statutory rate (34%)	$(49,557)	$(306,049)
Benefit of operating loss carry-forwards	-	-
Expenses not currently deductible	-	-
Change in valuation allowance	49,557	306,049
State tax (benefit), net of federal tax effect	-	-

Net Benefit (Expense) From Income Taxes	$-	$-

The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in operating expenses. The Company has had no accruals for interest and penalties since inception.

The tax returns for the years ended June 30, 2014 and 2013 are subject to examination by the Internal Revenue Service.

Note 10 - New accounting pronouncements:

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 11 – Subsequent events:

 On August 29, 2014 Carlos De la Torre resigned as President, Secretary, Chief Executive Officer and a Director of the Company.  Concurrently Mr. Ismael Gonzalez Balboa was appointed to the Board of Directors and as President, Chief Executive Officer and Secretary.

We have evaluated subsequent events through October 8, 2014 and have determined that other than as disclosed herein there are no other subsequent events after June 30, 2014 for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended June 30, 2014 and 2013, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2014, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2014:

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

Management's Remediation Initiatives

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2014, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.  OTHER INFORMATION

On August 29, 2014 Carlos De la Torre resigned as President, Secretary, Chief Executive Officer and a Director of the Company.  Concurrently Mr. Ismael Gonzalez Balboa was appointed to the Board of Directors and as President, Chief Executive Officer and Secretary.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
Ismael Gonzalez Balboa	64	Director, Chief Executive Officer, President, Secretary	August 29, 2014
DimitriosTrikeriotis	50	Director, Chief Financial Officer and Treasurer	September 24, 2013

Ismael Gonzalez Balboa - Chief Executive Officer, President, Secretary and Director

On August 29, 2014 Mr. Balboa was appointed to the Board of Directors of the Company and as Chief Executive Officer, Secretary, and President.

Mr. Balboa obtained his Bachelor's degree in mechanical engineering from one of the largest universities in Mexico,  Instituto Politécnico Nacional, in 1972.  After obtaining his degree Mr. Balboa spent 8 years working in the areas of engineering and maintenance within the chemical industry, mainly in Mexico.

Thereafter he spent 16 years working in agricultural field developing rural properties including planting of basic grains on more than 6,000 acres for commercial sale, the planting and development of more than 35,000 orange trees, mangoes and other species, as well as the design and implementation of farmed catfish in floating cages.  He also planted approximately 90 acres with Agave Weber for production of tequila, an operation that continues today.  Thereafter Mr. Balboa continued his studies in the fields of geology and metallurgy and from 1992 and until present Mr. Balboa has spent his time working in the mineral industry focused on the exploitation and sale of high-grade minerals.  In addition he has developed a hydrometallurgical process for the recovery of copper from the low-grade ores without using solvent extraction.

Dimitrios Trikeriotis - Chief Financial Officer, Treasurer and Director.

On September 24, 2013, Mr.Trkeriotis was appointed as Chief Financial Officer, Treasurer and a Director of the Company.

Mr. Trikeriotis, 50, is a private businessman residing in Guangzhou  Guangdong, China. From 2009 to present he has been a self-employed business consultant, consulting, advising and assisting companies that either wish to sell products to China, to set up operations in China or seeking specialized products for either production or purchasing from China.  He has been spending a substantial amount of his time in the development and operation of a mining process platform designed for small mines processing a wide range of minerals and ores resulting in a product being able to produce high valued and high percentage refined products.  As of 2011 he has established a number of companies to exploit this niche in the mining sector and to sell finished products mainly to China.  The first modular and mobile platform is under contract with a U.S. company.  From 2004 to 2009, Mr. Trikeriotis was the owner and managing director of ITCL Group, operating in Hong Kong, China.  The Company had 20 employees and consultants under management working with an extensive network of Chinese based suppliers and products and Chinese purchasers in all industries.  He has extensive knowledge in manufacturing, process, organization, budgeting, new product development, sourcing, quality controls, managing of people, costing, market positioning, strategy, networking, costs cutting, restructuring, production flows, market understanding, new concepts, needs, niche markets.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending June 30, 2014, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Carlos de la Torre	President, CEO, Secretary, and Director	n/a	n/a	n/a
DimitriosTrikeriotis	Treasurer, Chief Financial Officer, Director	n/a	n/a	n/a

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended June 30, 2013 and 2012 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carlos De la Torre(1)	2014	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
	2013	25,000	-0-	-0-	-0-	-0-	-0-	-0-	25,000
DimitriosTrikeriotis(2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Voyer(3)	2013	50,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Matthew Diehl(4)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)   Mr. De la Torre served as our Principal Executive Officer from February 25, 2013 to August 29, 2014.  He served as Principal Financial Officer from February 25, 2013 to September 24, 2013.  During fiscal 2014 Mr. De la Torre invoiced the Company $30,000 for services rendered of which none was paid during the current fiscal year. He was paid a total of $20,000 during fiscal 2013 against invoices totaling $25,000 for services rendered, and received a further $2,500 in the current fiscal year to reduce the balance payable.  As at June 30, 2014 a total of $32,500 is due and payable to Mr. De la Torre.
(2)   Mr. Trikeriotis has served as our Principal Financial officer since September 24, 2013.
(3)Mr. Voyer was our Principal Executive and Principal Financial Officer from August 22, 2012 until February 25, 2013. $25,100 in respect of services previously rendered remains payable to Mr. Voyer at June 30, 2014.
(4) Mr. Diehl was our Principal Executive and Principal Financial Officer to August 22, 2012

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

On February 25, 2013, Mr. De la Torre entered into a verbal management agreement with the Company, whereby he would receive $10,000 per month, plus any out of pocket expenses. He has agreed to reduce his fees to $2,500 per month effective May 1, 2013 and on a go forward basis until such time as the Company has funded the project. As at the fiscal year ended June 30, 2013, Mr. De la Torre was owed $5,000 in management fees.  During the fiscal year ended June 30, 2014, Mr. De la Torre accrued $30,000, in management fees. The Company made cash payments of $2,500 during the fiscal year ended June 30, 2014, leaving $32,500 due and payable to Mr. Torre as of June 30, 2014 ($5,000 - June 30, 2013).  Mr. De La Torre resigned on August 29, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information as of October 8, 2014, regarding the beneficial ownership of our common stock, by (i) each executive officer and named officer; (ii) each director; and (iii) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. The percentages stated in the following table are based upon 250,883,013 shares of common stock issued and outstanding and 5,000,000 shares of Series A Preferred Stock convertible at the election of the shareholder on the basis of 50 shares of common stock for each 1 share of Series A preferred stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1) (%)
None	Dimitrios Trikeriotis, Chief Financial Officer and Treasurer	-0-	0%
None	Ismael Gonzalez Balboa, Chief Executive Officer, President, Secretary, and Director	-0-	0%
Common	All Officers and Directors as a group (2 individuals)	-0- shares of common stock	0%

(1)Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of October 8, 2014. Shares issuable pursuant to the exercise of stock options, warrants and other securities exercisable within 60 days are deemed outstanding and held by the holder of such options, warrants and other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of October 8, 2014, regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock.

Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is c/o  Swingplane Ventures, Inc., 3100 West Ray Rd., 2nd Floor, Chandler, AZ 85226.  The percentages stated in the following table are based upon 250,883,013 shares of common stock issued and outstanding and 5,000,000 shares of Series A Preferred Stock convertible at the election of the shareholder on the basis of 50 shares of common stock for each 1 share of Series A preferred stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1) (%)
Common	Carlos De la Torre	172,500,000 shares of which 10,000,000 shares are held directly and 162,500,000 shares are held indirectly (2)	41.73%
Common	Europa Capital A.G.	16,736,905 shares held directly(3)	6.45%
Common	Sienna Institute Inc.	14,345,910 shares held directly(4)	5.55%
Common	Maripos Asociados S.A.	13,867,710 shares held directly(5)	5.37%
Common	Tamarind Investments Inc.	13,867,710 shares held directly(6)	5.37%
Common	Tarantula Mineral Corporation	16,736,905 shares held directly(7)	6.45%
Common	Carson City Minerals Ltd.	19,127,925 shares held directly(8)	7.33%
Common	Doradas Mining Corp.	19,127,925 shares held directly(9)	7.33%
Common	Optimax Operational Services Ltd.	18,084,310 shares held directly(10)	6.92%
Common	Hispaniola Aura Inc.	21,040,700 shares held directly(11)	8.03%
Common	Shan Kwong Hing Holdings Limited	15,883,013 shares held directly(12)	6.33%
 (1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of October 8, 2014. Shares issuable pursuant to the exercise of stock options, warrants and other securities exercisable within 60 days are deemed outstanding and held by the holder of such options, warrants and other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. (2)Toucan Tropical Consulting Ltd.  (“Toucan”) holds a total of 3,250,000 shares of Series A preferred stock convertible into 162,500,000 shares of common stock directly. Carlos De La Torre, the sole officer and director of Toucan holding voting and dispositive control over the shares held by Toucan. Carlos De la Torre holds a total of 10,000,000 common shares directly.  (3) Includes 7,986,905 common shares and 175,000 Series A preferred shares convertible into 8,750,000 shares of common stock.   (4) Includes 6,845,910 common shares and 150,000 Series A preferred shares convertible into 7,500,000 shares of common stock.  (5) Includes 6,617,170 common shares and 145,000 Series A preferred shares convertible into 7,250,000 shares of common stock.  (6) Includes 6,617,170 common shares and 145,000 Series A preferred shares convertible into 7,250,000 shares of common stock.  (7) Includes 7,986,905 common shares and 175,000 Series A preferred shares convertible into 8,750,000 shares of common stock.  (8) Includes 9,127,925 common shares and 200,000 Series A preferred shares convertible into 10,000,000 shares of common stock.  (9) Includes 9,127,925 common shares and 200,000 Series A preferred shares convertible into 10,000,000 shares of common stock.  (10) Includes 7,584,310 common shares and 210,000 Series A preferred shares convertible into 10,500,000 shares of common stock.  (11) Includes 10,040,700 common shares and 220,000 Series A preferred shares convertible into 11,000,000 shares of common stock. (12) Includes 15,883,013 common shares.

Security Ownership of Certain Beneficial Owners and Management of Our Series A Preferred Stock

Below is a table denoting the ownership of our Series A Preferred Stock and the common stock issued to the Selling Shareholders and the voting rights of the shares held after giving consideration to a total of 250,883,013 shares of common stock and 5,000,000 shares of preferred stock issued as at the time of this filing:
Name	Common Shares Held	Preferred Shares Held	Percentage of voting control considering voting rights of both common and Series A preferred stock collectively (1)
Shares issued to the Selling Shareholders for the acquisition of Mid Americas
Europa Capital A.G.(2)	7,986,905	175,000	3.39%
Sienna Institute Inc.(3)	6,845,910	150,000	2.91%
Maripos Asociados S.A.(4)	6,617,710	145,000	2.81%
Tamarind Investments Inc.(5)	6,617,710	145,000	2.81%
Desjardins Compagnie S.A. (6)	4,564,000	100,000	1.94%
9277-1835 Quebec Inc. (7)	500,000	10,000	0.20%
Tarantula Mineral Corporation (8)	7,986,905	175,000	3.39%
Carson City Minerals Ltd. (9)	9,127,925	200,000	3.88%
Doradas Mining Corp. (10)	9,127,925	200,000	3.88%
Optimax Operational Services Ltd. (11)	7,584,310	210,000	3.81%
Hispaniola Aura Inc. (12)	10,040,700	220,000	4.27%
Toucan Tropical Consulting Ltd. (13)	-0-	3,250,000	43.28%
Gunter Stromberger	10,000,000(14)	-0-	1.33%
Minerales Holding Can Corp. (15)	2,000,000	-0-	0.27%
Carlos De la Torre	10,000,000	-0-	1.33%
Triple 8 Opportunity Corp. (16)	1,000,000	20,000	0.40%
Shares held by the Officers and Directors	-0-	-0-	0%
Officers and Directors as a Group	-0-	-0-	0%
(1)  The holders of common stock and the holders of Series A preferred stock vote together as a single class with the holders of the Series A preferred stock having 100 votes per share of Series A preferred stock and the holders of common stock having 1 vote per share of common stock.  (2)  The control person for Europa Capital S.A. is Jowel Quintana.(3) The control person for Sienna Institute Inc. is Jose Santos. (4)  The control person for Maripos Asociados S.A is Mark Anthony Cruz. (5)  The control person for Tamarind Investments Inc. is Matthew Manalo. (6)  The control person for Desjardins Compagnie S.A. is Robert Manansala.  (7)  The control person for 9277-1835 Quebec Inc. is Claire Wu.  (8) The control person for Tarantula Mining corporation is Kenny Lamb. (9)  The control person for Carson City Minerals Ltd. is Earl Vernon.  (10) The control person for Doradas Mining Corp. is Brenda Ramirez.  (11) The control person for Optimax Operational Services Ltd. is Kenyon Wright.  (12)  The control person for Hispaniola Aura Inc. is Kesha Vellos.  (13)  Toucan Tropical Consulting Ltd. (“Toucan”) holds a total of 3,250,000 shares of preferred stock convertible into 162,500,000 shares of common stock directly. Carlos De La Torre, the sole officer and director of Toucan holding voting and dispositive control over the shares held by Toucan holds a total of 10,000,000 common shares directly, thus Mr. De la Torre controls 44.61% of the votes. At closing of the share exchange agreement, Toucan Tropical Consulting Ltd. directed the issuance of 10,000,000 shares of common stock to be received by Toucan to Gunter Stromberger, one of the Optionors of the Property.  (14) These shares are beneficially owned by Mr. Stromberger and are not included in the percentage ownership calculation for Toucan above.    (15)  The control person for Minerales Holding Can Corp. is Victoria Tkachenko. (16)  The control person for Triple 8 Opportunity Corp is Mark Hulse.

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

Effective October 1, 2012, we entered into a consulting agreement with our sole officer, Mr. Michel Voyer, for the payment of consulting fees in the amount of $10,000 per month plus expenses.   Mr. Voyer agreed to draw $5,000 per month and accrue the balance of the fees until such time as the Company can complete its financing.  Mr. Voyer resigned as the officer and director of the Company on February 25, 2013.   During the year ended June 30, 2013, Mr. Voyer invoiced a total of $54,190.74, under his contract; $50,000 as consulting fees and $4,190.74 in reimbursable expenses.  At June 30, 2014 and 2013 a total of $25,100 remained due and payable.

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

The Company’s  former President and Chief Financial Officer, Mr. Carlos de la Torre personally holds 10,000,000 shares of the Company’s common stock, and is also the sole officer and director of Toucan Tropical Consulting Ltd. which holds a total of 3,250,000 shares of the Company’s preferred stock convertible into 162,500,000 shares of common stock, collectively controlling 44.61% of the votes, and as such are the controlling stockholders of the Company.

Mr. De la Torre entered into a management agreement with the Company, whereby Mr. De la Torre would receive $10,000 per month as management fees, plus any out of pocket expenses. He agreed to reduce his fees to $2,500 per month effective May 1, 2013 and on a go forward basis until such time as the Company has funded the project. As at the fiscal year ended June 30, 2013, Mr. De la Torre was owed $5,000 in management fees.  During the fiscal year ended June 30, 2014, Mr. De la Torre accrued $30,000, in management fees. The Company made cash payments of $2,500 during the fiscal year ended June 30, 2014, leaving $32,500 due and payable to Mr. Torre as of June 30, 2014 ($5,000 - June 30, 2013).

During the fiscal year ended June 30, 2014 Mr. De la Torre advanced $25,000 to the Company for ongoing working capital obligations. The advance is on demand and bears no interest.

Mr. De la Torre resigned all officer positions and as a director of the Company on August 29, 2014 and concurrently Mr. Ismael Gonzalez  Balboa was appointed Chief Executive Officer, President, Secretary and Director..

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

On, or about February 1, 2013 the Company engaged Borgers & Cutler CPA’s PLLC (“B&C”) as its principal accountant to audit the Company's financial statements as successor to Messineo.   On March 15, 2013 the relationship between our Company and the firm of Borgers & Cutler CPA’s PLLC (“B&C”), our independent accountant, was dismissed due to the dissolution of B&C. and therefore effective March 15, 2013, we approved the appointment of BF Borgers CPA PC (“Borgers PC”), as the Company’s independent registered public accountant, to audit our financial statement for our fiscal year ending June 30, 2013.   Borgers PC has been our independent registered public accountant since March 15, 2013.

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended June 30, 2014 and 2013:

Services	2014 $	2013 $
Audit fees	10,260	10,800
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Total fees	10,260	10,800

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

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
2.1	Executed Share Exchange Agreement, including all Schedules and Disclosure Statements by and between the Company, Mid Americas Corp., and the stockholders of Mid Americas Corp. dated February 22, 2013	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Certificate of Amendment – Increase in Authorized Shares	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
3.3	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
4.1	Certificate of Designation – Preferred Stock	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
10.1	Executed Assignment Agreement between the Company and Mid Americas Corp., dated October 15, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.2	Executed Option Agreement by and between Mid Americas Corp. and Gunter Stromber and Elsa Dorila Durate Horta, dated April 23, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.3	Executed Amendment No. 1 to Option Agreement, dated July 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.4	Executed Amendment No. 2 to Option Agreement, dated September 27, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.5	Executed Consulting Agreement with Michel Voyer, dated October 1, 2012	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on May 10, 2013
10.6	Letter of Extension between Optionors, the Company and Mid Americas	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 31, 2013
10.7	Loan Agreement between Mid Americas Corp and Gold Source International Ltd.	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
10.8	Consulting Agreement between Swingplane Ventures Inc. and Carlos De la Torre	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.
10.9	Assignment and Acquisition Agreement between the Company and Mineralmex Corp.	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013.
10.10	Debt Settlement Agreement and Subscription Agreement between the Company and Shan Kwong Hing Holdings Limited	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on February 19, 2014.
21	List of Subsidiaries	Mid Americas Corp., a corporation incorporated under the laws of the country of Belize
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWINGPLANE VENTURES, INC.

Date:	October 14, 2014	By:	/s/ Ismael Gonzalez Balboa
		Name:	Ismael Gonzales Balboa
		Title:	President, Secretary, Director (Principal Executive Officer)

Date:	October 14, 2014	By:	/s/ Dimitrios Trikeriotis
		Name:	Dimitrios Trikeriotis
		Title:	Treasurer, Chief Financial Officer, Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 14, 2014	By:	/s/ Ismael Gonzalez Balboa
		Name:	Ismael Gonzales Balboa
		Title:	President, Secretary, Director (Principal Executive Officer)

Date:	October 14, 2014	By:	/s/ Dimitrios Trikeriotis
		Name:	Dimitrios Trikeriotis
		Title:	Treasurer, Chief Financial Officer, Director (Principal Financial and Accounting Officer)