Form 10-Q
period 2014-09-30
Swingplane Ventures, Inc.
filed 2014-11-14
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

250,883,013common shares outstanding as of November 13, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SWINGPLANE VENTURES, INC.
TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on  October 15, 2014.

SWINGPLANE VENTURES, INC.

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

SWINGPLANE VENTURES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014 (Unaudited)	2014 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$408	$408
Prepaid expenses (Note 3,4)	720	720
Total Current Assets	1,128	1,128

TOTAL ASSETS	$1,128	$1,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$217,167	$206,764
Accounts payable – related party	38,500	33,500
Advances from related party	25,000	25,000
Short Term Loans	3,000	3,000
Total Current Liabilities:	283,667	268,264

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as at September 30, 2014 and June 30, 2014	5,000	5,000
Common stock, $0.001 par value; 550,000,000 shares authorized; 250,883,013 shares issued and outstanding as at September 30, 2014 and June 30, 2014	250,883	250,883
Additional Paid-in Capital	1,274,729	1,274,729
Accumulated deficit	(1,813,151)	(1,797,748)
Total Stockholders’ Equity (Deficit)	(282,539)	(267,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$1,128	$1,128

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended September 30,
	2014	2013
Revenues
Sales	$-	$-

Operating expenses:
Exploration expenses	-	18,807
Professional Fees	6,811	3,495
Consulting fees	1,609	10,565
Legal Fees	-	4,053
Management fee	5,000	7,500
General and administrative	1,893	7,646
Total operating expenses	15,313	52,066
Loss from operations	(15,313)	(52,066)

Other income (expense)
Interest Expense	(90)	(18,274)
Total other income (expense)	(90)	(18,274)
(Loss) before taxes	(15,403)	(70,340)

Provision (credit) for taxes on income:	-	-
Net (loss)	$(15,403)	$(70,340)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	250,883,013	235,000,000

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended September 30,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(15,403)	$(70,340)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities
Changes in current assets and liabilities:
Prepaid expenses	-	486
Increase (decrease) in accounts payable	10,403	42,518
Increase (decrease) in accounts payable – related party	5,000	-
Net cash used in operating activities	-	(27,336)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Advances from related party	-	25,000
Net cash flows from financing activities	-	25,000

Net cash flows	-	(2,336)
Cash and equivalent, beginning of period	408	2,724
Cash and equivalent, end of period	$408	$388

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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
September 30, 2014

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

Mineral Property and Development Costs –The Company is a natural resource company and anticipates acquiring, exploring, and if warranted and feasible, developing natural resource assets.

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
September 30, 2014

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

The Company had the following potential common stock equivalents at September 30, 2014:

Convertible preferred shares	5,000,000
Converted rate: 1:50
Common stock equivalents	250,000,000

Since the Company reflected a net loss during the three months ended September 30, 2014 and the fiscal year ended June 30, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three month ended September 30, 2014, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note 3 – Mineral Property Agreements:

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

During the period covered by these financial statements the Company received both board and shareholder approval for the increase in authorized capital to amend the voting rights of the Series A Preferred Stock.  Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by then and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp.    The Company also negotiated the debt settlement to settle the outstanding loan in the amount of $725,000 plus accrued interest for the issuance of 15,883,013 shares of the common stock of the Company.  As at September 30, 2014, the Series A Preferred Shares remain with legal counsel awaiting instruction from the Company for cancellation and therefore Mid Americas Corp remains a wholly owned subsidiary until this action is undertaken.   The debt settlement shares were issued on February 11, 2014.

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
September 30, 2014

Note 3 – Mineral Property Agreements (continued):

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

As at the date of this report the transaction contemplated above has not yet closed.

Note 4 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Prepaid news dissemination fees	$720	$720
Prepaid legal fees	-	-
	$720	$720

Note 5 – Short term loans:

During the fiscal year ended June 30, 2014, the Company received a loan in the amount of $3,000 from an unrelated third party lender. The loan is unsecured, extends for a term of one year from the date the funds were received, and bears interest at 12% per annum, payable on maturity. During the three months ended September 30, 2014, we accrued interest expenses of $90 in respect of this loan.

Note 6 – Related party transactions:

personally holds 10,000,000 shares of the Company’s common stock, and is also the sole officer and director of Toucan Tropical Consulting Ltd. which holds a total of 3,250,000 shares of the Company’s preferred stock convertible into 162,500,000 shares of common stock, collectively controlling 44.61% of the votes, and as such are the controlling stockholders of the Company.

On February 25, 2013, Mr. De la Torre entered into a management agreement with the Company, whereby Mr. De la Torre would receive $10,000 per month as management fees, plus any out of pocket expenses. He agreed to reduce his fees to $2,500 per month effective May 1, 2013 and on a go forward basis until such time as the Company had obtained sufficient funds for operating capital.  On August 29, 2014 Mr.De la Torre resigned as President, Secretary, Chief Executive Officer and a Director of the Company.  Concurrently Mr. Ismael Gonzalez Balboa was appointed to the Board of Directors and as President, Chief Executive Officer and Secretary.  Mr. De la Torre remains the Company’s controlling shareholder.  He personally holds 10,000,000 shares of the Company’s common stock, and is also the sole officer and director of Toucan Tropical Consulting Ltd. which holds a total of 3,250,000 shares of the Company’s preferred stock convertible into 162,500,000 shares of common stock, collectively controlling 44.61% of the votes.

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note 6 – Related party transactions (Continued):

During the three month period ended September 30, 2014, Mr. De la Torre accrued $5,000 in management fees. The Company did not make any cash payments during the current quarter, leaving $37,500 due and payable to Mr. De la Torre as of September 30, 2014 ($32,500 - June 30, 2014).

During the fiscal year ended June 30, 2014 Mr. De la Torre advanced $25,000 to the Company for ongoing working capital obligations. The advance is on demand and bears no interest. As at September 30, 2014 $25,000 remains due and payable to Mr. De la Torre.

Note 7 – Issuance of shares:

As at September 30, 2014 and June 30, 2014, the Company had a total of 250,883,013 shares of common stock issued and outstanding and 5,000,000 preferred shares issued and outstanding.

Note 8 – Provision for Income Taxes:

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

Operating loss carry-forwards generated during the period from April 23, 2012 (date of inception) through September 30, 2014 of approximately $1,813,151, will begin to expire in 2032.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $616,400 at September, 2014. For the three month periods ended September 30, 2014 and 2013, the valuation allowance increased by approximately $5,165 and $24,000, respectively.

The Company has no tax positions at September 30, 2014, or June 30, 2014, for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years ended June 30, 2014 and 2013 are subject to examination by the Internal Revenue Service.

Note 9 – Subsequent events:

We have evaluated subsequent events through November 13, 2014 and have determined that other than as disclosed herein there are no other subsequent events after September 30, 2014 for which disclosure is required.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission on October 15, 2014, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Swingplane Ventures, Inc.

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

We are currently a defined as a shell company pursuant to the Exchange Act Rule 12b-2.  The term shell company means a registrant, other than an asset-backed issuer as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013

We generated no revenue during the three month periods ended September 30, 2014 and September 30, 2013, and we have never generated any revenue.

For the three month ended September 30, 2014, we incurred operating expenses of $15,403 as compared to $70,340 incurred during the same period ended September 30, 2013, a decrease of $54,937. Operating expenses decreased over the comparative periods due to the fact that the Company has had limited operations while it continues to work to close the acquisition of a project in Mexico.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

LIQUIDITY AND CAPITAL RESOURCES

Our assets and working capital and current liabilities remained relatively constant for the three months ended September 30, 2014 as compared to our fiscal year ended June 30, 2014.  As of September 30, 2014, our current assets were $1,128 as same as at June 30, 2014, and our current liabilities were $283,667 compared to $268,264 as at June 30, 2014.

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

We are a startup company and are in the early stages of developing our business plan. As of the date of this report, we have not generated any revenues and are just commencing operations under our new business initiative. As a result, we have generated operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to undertake our business plan. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2014.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2014 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2014.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On August 29, 2014 Mr. De la Torre resigned as President, Secretary, Chief Executive Officer and a Director of the Company.  Concurrently Mr. Ismael Gonzalez Balboa was appointed to the Board of Directors and as President, Chief Executive Officer and Secretary.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Amended Articles of Incorporation	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
3.2	Certificate of Amendment – Increase in Authorized Shares	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
3.3	Bylaws	Incorporated by reference to our Form S-1/A registration statement filed with the Securities and Exchange Commission on August 18, 2010
4.1	Certificate of Designation – Preferred Stock	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 25, 2013
21	List of Subsidiaries	Mid Americas Corp., a corporation incorporated under the laws of the country of Belize
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation inkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
*To be filed by Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWINGPLANE VENTURES, INC.

Date:	November 14, 2014	By:	/s/ Ismael Gonzalez Balboa
		Name:	Ismael Gonzales Balboa
		Title:	President, Secretary, Director (Principal Executive Officer)

Date:	November 14 2014	By:	/s/ Dimitrios Trikeriotis
		Name:	Dimitrios Trikeriotis
		Title:	Treasurer, Chief Financial Officer, Director (Principal Financial and Accounting Officer)