Form 10-Q
period 2014-12-31
Swingplane Ventures, Inc.
filed 2015-02-23
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

250,883,013 common shares outstanding as of February 23, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SWINGPLANE VENTURES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on October 15, 2014.

SWINGPLANE VENTURES, INC.

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

SWINGPLANE VENTURES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014 (Unaudited)	2014 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$408	$408
Prepaid expenses	720	720
Total Current Assets	1,128	1,128

TOTAL ASSETS	$1,128	$1,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$233,551	$206,764
Accounts payable – related party	38,500	33,500
Advances from related party	25,000	25,000
Short Term Loans	3,000	3,000
Total Current Liabilities:	300,051	268,264

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as at December 31, 2014 and June 30, 2014	5,000	5,000
Common stock, $0.001 par value; 550,000,000 shares authorized; 250,883,013 shares issued and outstanding as at December 31, 2014 and June 30, 2014	250,883	250,883
Additional Paid-in Capital	1,274,729	1,274,729
Accumulated deficit	(1,829,535)	(1,797,748)
Total Stockholders’ Equity (Deficit)	(298,923)	(267,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$1,128	$1,128

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues
Sales	$-	$-	$-	$-

Operating expenses:
Exploration expenses	-	-	-	18,807
Professional Fees	2,205	7,418	9,016	10,913
Consulting fees	808	4,685	2,417	15,250
Legal Fees	-	894	-	4,947
Management fee, related party	-	7,500	5,000	15,000
General and administrative	13,281	7,599	15,174	15,245
Total operating expenses	16,294	28,096	31,607	80,162
Loss from operations	(16,294)	(28,096)	(31,607)	(80,162)

Other income (expense)
Interest Expense	(90)	(10,527	(180)	(28,801)
Total other income (expense)	(90)	(10,527	(180)	(28,801
(Loss) before taxes	(16,384)	(38,623)	(31,787)	(108,963)

Provision (credit) for taxes on income:	-	-	-	-
Net (loss)	$(16,384)	$(38,623)	$(31,787)	$(108,963)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	250,883,013	235,000,000	250,883,013	235,000,000

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(31,787)	$(108,963)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	-	721
Accounts payable and accrued liabilities	26,787	68,426
Accounts payable and accrued liabilities – related party	5,000	12,500
Net cash used in operating activities	-	(27,316)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Advances from related party	-	25,000
Net cash flows from financing activities	-	25,000

Net cash flows	-	(2,316)

Cash and equivalent, beginning of period	408	2,724
Cash and equivalent, end of period	$408	$408

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Stock payable to settle short term loan	-	725,000
Stock payable to settle accrued interest payable	-	69,150
	$-	$794,150

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

On October 15, 2012, the Company entered into an assignment agreement (the “Assignment Agreement”) with Mid Americas Corp. (“Mid Americas”) where under we could earn the right to acquire 75% of certain mining concessions in Chile from the Vendors (the “Option Agreement”) (the Algarobbo Property”).  Upon entry into these agreement, the Company determined to change its business focus and enter the Exploration Stage as defined by ASC Topic 915.  Under the Assignment Agreement there were certain terms to be met including funding obligations, in order to complete the acquisition of the mining concessions.

On February 22, 2013, the Company and Mid Americas closed a Share Exchange Agreement which effected a change in control.  Under the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of Mid Americas in exchange for the issuance of a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock of the Company issued to the shareholders of Mid Americas. The preferred stock is convertible into shares of common stock of the Company on the basis of 50 shares of common stock for each 1 share of preferred stock. Further, the preferred stock carries voting rights of 100 shares of common stock for each one share of preferred stock.

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

On June 15, 2013 the Company was unable to meet certain funding obligations under its agreements to acquire the Algarobbo Property and was in breach of the agreements.  As a result of the breach, Mid Americas Corp. and the Company lost all rights or interest in or to the property, as further discussed in Note 4(a) to the financial statements.

On November 11, 2013, effective November 7, 2013, the Company entered into an assignment and acquisition agreement with Mineralmex Corp. (MEX), whereby MEX agreed to grant to the Company the sole and exclusive option to acquire all of MEX’s right, title and interest in an acquisition agreement to acquire a 100% interest in certain mining concessions in Mexico.  The Company has spent considerable time attempting to conclude this transaction, however it  was unable to fully obtain the required confirmations and determined to allow the agreement to lapse without penalty or recourse to any party.   The Company is presently actively seeking suitable acquisitions in the field of mineral exploration and resource development.

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
December 31, 2014

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

Prior to the date of these financial statements, the Company has incurred only property option costs and exploration related costs which have been expensed in their entirety.

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
December 31, 2014

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

The Company had the following potential common stock equivalents at December 31, 2014:

Convertible preferred shares	5,000,000
Converted rate: 1:50
Common stock equivalents	250,000,000

Since the Company reflected a net loss during the six months ended December 31, 2014 and the fiscal year ended June 30, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six month period ended December 31, 2014, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

During the period covered by these financial statements the Company received both board and shareholder approval for the increase in authorized capital to amend the voting rights of the Series A Preferred Stock.  Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by them and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp.    The Company also negotiated the debt settlement to settle the outstanding loan in the amount of $725,000 plus accrued interest for the issuance of 15,883,013 shares of the common stock of the Company.  As at December 31, 2014, the Series A Preferred Shares remain with legal counsel awaiting instruction from the Company for cancellation and therefore Mid Americas Corp remains a wholly owned subsidiary until this action is undertaken.   The debt settlement shares were issued on February 11, 2014.

The Company was unable to fully obtain the required confirmations and, subsequent to the six month period ended December 31, 2014, determined to allow the agreement to lapse without penalty or recourse to any party.    The Company is currently pursuing other opportunities for mineral exploration and resource development.

Note 4 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Prepaid news dissemination fees	$720	$720
	$720	$720

Note 5 – Short term loans:

During the fiscal year ended June 30, 2014, the Company received a loan in the amount of $3,000 from an unrelated third party lender. The loan is unsecured, extends for a term of one year from the date the funds were received, and bears interest at 12% per annum, payable on maturity. During the six months ended December 31, 2014, we accrued interest expenses of $180 in respect of this loan.

Note 6 – Related party transactions:

Mr. Carlos de la Torre, a former officer and director, personally holds 10,000,000 shares of the Company’s common stock, and is also the sole officer and director of Toucan Tropical Consulting Ltd. which holds a total of 3,250,000 shares of the Company’s preferred stock convertible into 162,500,000 shares of common stock, collectively controlling 44.61% of the votes, and as such is  the controlling stockholders of the Company.

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
December 31, 2014

Note 6 – Related party transactions (Continued):

During the three month period ended September 30, 2014, Mr. De la Torre accrued $5,000 in management fees. The Company did not make any cash payments during the current quarter, leaving $37,500 due and payable to Mr. De la Torre as of December 31, 2014 ($32,500 - June 30, 2014).  Mr. De la Torre resigned as an officer and director on August 29, 2014.

During the fiscal year ended June 30, 2014 Mr. De la Torre advanced $25,000 to the Company for ongoing working capital obligations. The advance is on demand and bears no interest. As at December 31, 2014 $25,000 remains due and payable to Mr. De la Torre.

Note 7 – Issuance of shares:

As at December 31, 2014 and June 30, 2014, the Company had a total of 250,883,013 shares of common stock issued and outstanding and 5,000,000 preferred shares issued and outstanding.

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

Operating loss carry-forwards generated during the period from April 23, 2012 (date of inception) through December 31, 2014 of approximately $1,829,535, will begin to expire in 2032.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $622,000 at December 31, 2014. For the six month periods ended December 31, 2014 and 2013, the valuation allowance increased by approximately $10,800 and $37,000, respectively.

The Company has no tax positions at December 31, 2014, or June 30, 2014, for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years ended June 30, 2014 and 2013 are subject to examination by the Internal Revenue Service.

Note 9 – Subsequent events:

On February 17, 2015, the Board of Directors of the Company elected Donald Ray Lamont Wanner Sr. as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of the Company.

Concurrent with Mr. Wanner’s appointments, Mr. Ismael Gonzalez resigned from his positions as a member of the board of directors, and as President, Chief Executive Officer and Secretary.

We have evaluated subsequent events through February 23, 2015 and have determined that other than as disclosed herein there are no other subsequent events after December 31, 2014 for which disclosure is required.

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

We currently have one wholly owned subsidiary, Mid Americas Corp. which was acquired by way of a share exchange agreement executed in February 2013.  However, as Mid Americas Corp. no longer holds any mining assets and the Company is currently in negotiation with a project based in Mexico and has signed an assignment agreement on November 11, 2013.   In order to finalize the assignment agreement and acquire the Mexican project the Company is required to undertake a number of transactions, one of which is the divestiture of Mid Americas.  The Company did obtain the required consent for restructure from the existing shareholders who received shares for the acquisition of Mid Americas, however certain other conditions were unable to be fulfilled relative to the Mexico project, and the Company determined to allow the agreement to lapse subsequent to the period ending December 31, 2014.

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

On November 11, 2013, effective November 7, 2013, the Company entered into an assignment and acquisition agreement with Mineralmex Corp. (MEX), whereby MEX agreed to grant to the Company the sole and exclusive option to acquire all of MEX’s right, title and interest in an acquisition agreement to acquire a 100% interest in certain mining concessions in Mexico (the "Property") .  In consideration of the transfer of the rights to the Property by MEX, the Company was required to:

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

The Company has spent considerable time attempting to conclude this transaction, however it was unable to fully obtain the required confirmations and determined to allow the agreement to lapse without penalty or recourse to any party.

The Company intends to continue to review projects with a view to completing an acquisition as soon as practicable.  There can be no assurance that the Company will be able to secure an agreement on any projects or that if it can reach agreement that it will be able to raise the required financing.

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2014 Compared to Three Month Period Ended December 31, 2013

We generated no revenue during the three month periods ended December 31, 2014 and December 31, 2013, and we have never generated any revenue.

For the three month ended December 31, 2014, we incurred operating expenses of $16,294 as compared to $28,096 incurred during the same period ended December 31, 2013, a decrease of $11,802. Operating expenses decreased over the comparative periods due to the fact that the Company has had limited operations while it continues to work to secure an acquisition in the mineral resource development sector.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

Six Month Period Ended December 31, 2014 Compared to Six Month Period Ended December 31, 2013

We generated no revenue during the six month periods ended December 31, 2014 and December 31, 2013, and we have never generated any revenue.

For the six month ended December 31, 2014, we incurred operating expenses of $31,607 as compared to $80,162 incurred during the same period ended December 31, 2013, a decrease of $48,555. Operating expenses decreased over the comparative periods due to the fact that the Company has had limited operations while it continues to work to close the acquisition of a project in the mineral resource and development sector.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

LIQUIDITY AND CAPITAL RESOURCES

Our assets and working capital and current liabilities remained relatively constant for the six months ended December 31, 2014 as compared to our fiscal year ended June 30, 2014.  As of December 31, 2014, our current assets were $1,128, same as at June 30, 2014, and our current liabilities were $300,051 compared to $268,264 as at June 30, 2014.

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future.

We estimate that in the next twelve months we will require a minimum of $100,000 to expend on operations and and unknown amount for expenditure with respect to the acquisition of projects.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2014 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

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

Mr. Dimitrios Trikeriotis resigned from his positions as a member of the board of directors, chief financial officer, and treasurer, effective December 8, 2014.

On February 17, 2015, the Board of Directors of the Company elected Donald Ray Lamont Wanner Sr. as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of the Company.

Concurrent with Mr. Wanner’s appointments, Mr. Ismael Gonzalez resigned from his positions as a member of the board of directors, and as President, Chief Executive Officer and Secretary.

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

SWINGPLANE VENTURES, INC.

Date:	February 23, 2015	By:	/s/Donald Ray Lamont Wanner Sr.
		Name:	Donald Ray Lamont Wanner Sr.
		Title:	President, Chief Executive Officer