Form 10-Q
period 2015-03-31
Swingplane Ventures, Inc.
filed 2015-05-15
CIK 1497046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-54571
(Commission File Number)

SWINGPLANE VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2919616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 Cornell Avenue - Suite 300, PO Box 2141, Lovelock, NV	89419
(Address of principal executive offices)	(Zip Code)

(775) 432-6368
(Registrant’s telephone number, including area code)
3100 West Ray Rd., 2nd Floor, Chandler, AZ 89419
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

250,883,013 common shares outstanding as of May 15 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SWINGPLANE VENTURES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on October 15, 2014.

SWINGPLANE VENTURES, INC.

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

SWINGPLANE VENTURES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015 (Unaudited)	2014 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$408	$408
Prepaid expenses	720	720
Total Current Assets	1,128	1,128

TOTAL ASSETS	$1,128	$1,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$238,876	$207,764
Accounts payable, related party	37,500	32,500
Advances from related party	25,000	25,000
Short Term Loans	3,000	3,000
Total Current Liabilities:	304,376	268,264

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as at March 31, 2015 and June 30, 2014	5,000	5,000
Common stock, $0.001 par value; 550,000,000 shares authorized; 250,883,013 shares issued and outstanding as at March 31, 2015 and June 30, 2014	250,883	250,883
Additional Paid-in Capital	1,274,729	1,274,729
Accumulated deficit	(1,833,860)	(1,797,748)
Total Stockholders’ Equity (Deficit)	(303,248)	(267,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)	$1,128	$1,128

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues
Sales	$-	$-	$-	$-

Operating expenses:
Exploration expenses	-	-	-	18,807
Professional Fees	2,444	3,212	11,460	14,125
Consulting fees	650	1,028	3,067	16,278
Legal Fees	345	7,536	345	12,483
Management fee, related party	-	7,500	5,000	22,500
General and administrative	796	2,737	15,970	17,982
Total operating expenses	4,235	22,013	35,842	102,175
Loss from operations	(4,235)	(22,013)	(35,842)	(102,175)

Other income (expense)
Interest Expense	(90)	(41)	(270)	(28,842)
Total other income (expense)	(90)	(41	(270)	(28,842
(Loss) before taxes	(4,325)	(22,054)	(36,112)	(131,017)

Provision (credit) for taxes on income:	-	-	-	-
Net (loss)	$(4,325)	$(22,054)	$(36,112)	$(131,017)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	250,883,013	243,470,940	250,883,013	237,782,426

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(36,112)	$(131,017)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	-	1,070
Accounts payable and accrued liabilities	31,112	79,631
Accounts payable and accrued liabilities – related party	5,000	20,000
Net cash used in operating activities	-	(30,316)

Cash flows from financing activities:
Advances from related party	-	25,000
Short term loan		3,000
Net cash flows from financing activities	-	28,000

Net cash flows	-	(2,316)

Cash and equivalent, beginning of period	408	2,724
Cash and equivalent, end of period	$408	$408

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Stock payable to settle short term loan	-	725,000
Stock payable to settle accrued interest payable	-	69,150
	$-	$794,150

The accompanying notes are an integral part of these financial statements

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

On October 15, 2012, the Company entered into an assignment agreement (the “Assignment Agreement”) with Mid Americas Corp. (“Mid Americas”) where under we could earn the right to acquire 75% of certain mining concessions in Chile from the Vendors (the “Option Agreement”) (the Algarobbo Property”).  Upon entry into this agreement, the Company determined to change its business focus and enter the Exploration Stage as defined by ASC Topic 915.  Under the Assignment Agreement there were certain terms to be met including funding obligations, in order to complete the acquisition of the mining concessions.

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

On June 15, 2013 the Company was unable to meet certain funding obligations under its agreements to acquire the Algarobbo Property and was in breach of the agreements.  As a result of the breach, Mid Americas Corp. and the Company lost all rights or interest in or to the property, as further discussed in Note 3(a) to the financial statements.

On November 11, 2013, effective November 7, 2013, the Company entered into an assignment and acquisition agreement with Mineralmex Corp. (MEX), whereby MEX agreed to grant to the Company the sole and exclusive option to acquire all of MEX’s right, title and interest in an acquisition agreement to acquire a 100% interest in certain mining concessions in Mexico.  The Company has spent considerable time attempting to conclude this transaction, however it was unable to fully obtain the required confirmations and determined to allow the agreement to lapse without penalty or recourse to any party.   The Company is presently actively seeking suitable acquisitions in the field of mineral exploration and resource development, and anticipates entering into an agreement in the fourth fiscal quarter.

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
March 31, 2015

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
March 31, 2015

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

The Company had the following potential common stock equivalents at March 31, 2015:

Convertible preferred shares	5,000,000
Converted rate: 1:50
Common stock equivalents	250,000,000

Since the Company reflected a net loss during the three and nine months ended March 31, 2015 and the fiscal year ended June 30, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Reclassification:  Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine month period ended March 31, 2015, the Company has had limited operations and has had losses since inception. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

During the period covered by these financial statements the Company received both board and shareholder approval for the increase in authorized capital to amend the voting rights of the Series A Preferred Stock.  Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by them and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp.    The Company also negotiated the debt settlement to settle the outstanding loan in the amount of $725,000 plus accrued interest for the issuance of 15,883,013 shares of the common stock of the Company.  As at March 31, 2015, the Series A Preferred Shares remain with legal counsel awaiting instruction from the Company for cancellation and therefore Mid Americas Corp remains a wholly owned subsidiary until this action is undertaken.   The debt settlement shares were issued on February 11, 2014.

The Company was unable to fully obtain the required confirmations and, subsequent to the nine month period ended March 31, 2015, determined to allow the agreement to lapse without penalty or recourse to any party.    The Company is currently pursuing other opportunities for mineral exploration and resource development.

Note 4 – Prepaid expenses:

The following table provides detail of the Company’s prepaid expenses as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Prepaid news dissemination fees	$720	$720
	$720	$720

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

Note 5 – Short term loans:

During the fiscal year ended June 30, 2014, the Company received a loan in the amount of $3,000 from an unrelated third party lender. The loan is unsecured, extends for a term of one year from the date the funds were received, and bears interest at 12% per annum, payable on maturity. During the nine months ended March 31, 2015, we accrued interest expenses of $270 in respect of this loan.

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

On February 25, 2013, Mr. De la Torre entered into a management agreement with the Company, whereby Mr. De la Torre would receive $10,000 per month as management fees, plus any out of pocket expenses. He agreed to reduce his fees to $2,500 per month effective May 1, 2013 and on a go forward basis until such time as the Company had obtained sufficient funds for operating capital.  On August 29, 2014 Mr. De la Torre resigned as President, Secretary, Chief Executive Officer and a Director of the Company.   Mr. De la Torre remains the Company’s controlling shareholder.

During the three month period ended September 30, 2014, Mr. De la Torre accrued $5,000 in management fees. The Company did not make any cash payments during the current quarter, leaving $37,500 due and payable to Mr. De la Torre as of March 31, 2015 ($32,500 - June 30, 2014).  Mr. De la Torre resigned as an officer and director on August 29, 2014.

During the fiscal year ended June 30, 2014 Mr. De la Torre advanced $25,000 to the Company for ongoing working capital obligations. The advance is on demand and bears no interest. As at March 31, 2015 $25,000 remains due and payable to Mr. De la Torre.

Note 7 – Issuance of shares:

As at March 31, 2015 and June 30, 2014, the Company had a total of 250,883,013 shares of common stock issued and outstanding and 5,000,000 preferred shares issued and outstanding.

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

SWINGPLANE VENTURES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

Note 8 – Provision for income taxes: (continued)

Operating loss carry-forwards generated during the period from April 23, 2012 (date of inception) through March 31, 2015 of approximately $1,833,860, will begin to expire in 2032.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $623,500 at March 31, 2015. For the nine month periods ended March 31, 2015 and 2014, the valuation allowance increased by approximately $12,265 and $44,500, respectively.

The Company has no tax positions at March 31, 2015, or June 30, 2014, for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years ended June 30, 2014 and 2013 are subject to examination by the Internal Revenue Service.

Note 9 – Subsequent events:

We have evaluated subsequent events through May 15, 2015 and have determined that other than as disclosed herein there are no other subsequent events after March 31, 2015 for which disclosure is required.

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

We currently have one wholly owned subsidiary, Mid Americas Corp. which was acquired by way of a share exchange agreement executed in February 2013.  However, in June of 2013 the Company was unable to meet certain funding obligations under its agreements to acquire the core asset of the agreement, the Algarobbo Property, and was therefore in breach of the agreements.  As a result of the breach, Mid Americas Corp. and the Company lost all rights or interest in or to the property, as further discussed in Note 3(a) to the financial statements.

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

The Company did obtain both board and shareholder approval for the increase in authorized capital to amend the voting rights of the Series A Preferred Stock.  Further, the Company received consent and agreement from the Preferred Stockholders to cancel the shares of Series A Preferred stock currently held by them and return those shares to treasury in return for which they will receive the shares of Mid Americas Corp.    The Company also negotiated the debt settlement to settle the outstanding loan in the amount of $725,000 plus accrued interest for the issuance of 15,883,013 shares of the common stock of the Company.  Presently, the Series A Preferred Shares remain with legal counsel awaiting instruction from the Company for cancellation and therefore Mid Americas Corp remains a wholly owned subsidiary until this action is undertaken.   The debt settlement shares were issued on February 11, 2014.

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

The Company is currently focused exclusively on the acquisition and development of mineral resource properties, and intends to continue to review projects with a view to completing an acquisition as soon as practicable.  There can be no assurance that the Company will be able to secure an agreement on any projects or that if it can reach agreement that it will be able to raise the required financing.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014

We generated no revenue during the three month periods ended March 31, 2015 and March 31, 2014, and we have never generated any revenue.

For the three month ended March 31, 2015, we incurred operating expenses of $4,235 as compared to $22,013 incurred during the same period ended March 31, 2014, a decrease of $17,778. Operating expenses decreased over the comparative periods due to the fact that the Company has had limited operations while it continues to work to secure an acquisition in the mineral resource development sector.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

Nine Month Period Ended March 31, 2015 Compared to Nine Month Period Ended March 31, 2014

We generated no revenue during the nine month periods ended March 31, 2015 and March 31, 2014, and we have never generated any revenue.

For the nine month ended March 31, 2015, we incurred operating expenses of $35,842 as compared to $102,175 incurred during the same period ended March 31, 2014, a decrease of $66,333. Operating expenses decreased over the comparative periods due to the fact that the Company has had limited operations while it continues to work to close the acquisition of a project in the mineral resource and development sector.

General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees.

LIQUIDITY AND CAPITAL RESOURCES

Our assets and working capital and current liabilities remained relatively constant for the nine months ended March 31, 2015 as compared to our fiscal year ended June 30, 2014.  As of March 31, 2015, our current assets were $1,128, same as at June 30, 2014, and our current liabilities were $304,376 compared to $268,264 as at June 30, 2014.

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future.

We estimate that in the next twelve months we will require a minimum of $100,000 to expend on operations and initial project acquisition costs, together with a presently indeterminate amount required for the exploration and development of any acquired project.

We are a startup company and are in the early stages of developing our business plan, and as of the date of this report, we have not generated any revenues. As a result, we have generated operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to undertake our business plan. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2015 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015.

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

SWINGPLANE VENTURES, INC.

Date:	May 15, 2015	By:	/s/Donald Ray Lamont Wanner Sr.
		Name:	Donald Ray Lamont Wanner Sr.
		Title:	President, Chief Executive Officer